Form 10-K
period 2012-12-31
Dryrock Issuance Trust
filed 2013-03-27
CIK 1552111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Transition period_____________

Commission File Number of issuing entity: 333-182087-01
DRYROCK ISSUANCE TRUST
(Exact Name of Issuing Entity as Specified in Its Charter)
(Issuer of the Notes)

Commission File Number of depositor: 333-182087-02
DRYROCK FUNDING LLC
(Exact Name of Depositor as Specified in Its Charter)

Commission File Number of sponsor: 333-182087
BARCLAYS BANK DELAWARE
(Exact Name of Sponsor as Specified in Its Charter)

Delaware
(State or Other Jurisdiction of Incorporation
or Organization of the Issuing Entity)

c/o Wilmington Trust, National Association
Rodney Square North
1100 North Market Street
Wilmington, DE 19890
(Address of Principal Executive Offices
of Issuing Entity)

(302) 651-1000
(Telephone number, including area code)

30-6324196
(I.R.S. Employer Identification No.)

Not Applicable
(Former name, former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:      None

Securities registered pursuant to Section 12(g) of the Act:      None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐  Yes ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.☐  Yes ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒  Yes ☐  No [Rule 405 of Regulation S-T is not applicable.]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of the Form 10-K or any amendment to this form 10-K. ☒  [Item 405 of Regulation S-K is not applicable.]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐    Yes   ☒    No

Registrant has no voting or non-voting common equity outstanding held by non-affiliates.

Documents Incorporated by Reference. See Item 15(b).

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1:	Business.

Item 1A:	Risk Factors.

Item 2:	Properties.

Item 3:	Legal Proceedings.

Item 4:	[Reserved].

Item 1B. Unresolved Staff Comments.

Not Applicable.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

The pool assets held by Dryrock Issuance Trust (the “Trust”) do not include any significant obligors.

Item 1114(b)(2) of Regulation AB: Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Financial Information).

Based on the standards set forth in Item 1114(b)(2) of Regulation AB, no information is required in response to this Item.

Item 1115(b) of Regulation AB: Certain Derivatives Instruments (Financial Information).

Based on the standards set forth in Item 1115(b) of Regulation AB, no information is required in response to this Item.

Item 1117 of Regulation AB: Legal Proceedings.

Barclays Bank Delaware (“BBD”) is a defendant in a number of putative class action cases commenced in 2005 in various federal district courts by merchants alleging that Visa U.S.A., Inc. (“Visa”), MasterCard International (“MasterCard”) and their member banks conspired to fix interchange fees and unlawfully bundled several separate and distinct services, such as payment protection and transaction processing costs, in violation of the U.S. antitrust laws. The merchants also allege that the defendants impose other restraints on merchants in connection with accepting credit cards and that such alleged restraints violate the antitrust laws. Visa, MasterCard, and several other banks are also defendants in the proceedings, which have been consolidated into a single proceeding in the Eastern District of New York. Several individual merchants also have commenced similar actions against Visa and MasterCard that have been joined with the putative class actions for pre-trial purposes.

The merchants seek an unspecified amount of damages and injunctive relief. By an order dated January 9, 2008, the court dismissed class damage claims prior to January 1, 2004; accordingly, the period over which any damages may be awarded is January 1, 2004 to the date of the award.

Fact and expert discovery have closed. Motions to dismiss the complaints in whole or in part, a motion to certify a class of retail plaintiffs and summary judgment motions have been briefed, argued and submitted. Decisions on all motions have been deferred pending the outcome of the settlement process currently underway.

On July 13, 2012, the parties filed a proposed settlement agreement with the court under which the defendants agreed to pay the class plaintiffs $6.05 billion, and to make association rule changes and give other relief. The settlement received preliminary approval from the court on November 29, 2012. Settlement agreement includes a provision pursuant to which Visa and MasterCard would reduce U.S. interchange rates 10 bps for eight months, commencing July 27, 2013.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Item 6:	Selected Financial Data.
Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A:	Quantitative and Qualitative Disclosures about Market Risk.
Item 8:	Financial Statements and Supplementary Data.
Item 9:	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Item 9A:	Controls and Procedures.

Item 9B: Other Information.

None.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 10:	Directors, Executive Officers and Corporate Governance.
Item 11:	Executive Compensation.
Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13:	Certain Relationships and Related Transactions, and Director Independence.
Item 14:	Principal Accounting Fees and Services.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1119 of Regulation AB: Affiliations and Certain Relationships and Related Transactions.

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.

Each of BBD, Barclays Bank PLC (“BBPLC”), REMITCO, LLC and U.S. Bank National Association (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the Trust. Each Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of, and for the period from November 16, 2012 to December 31, 2012, which Reports on Assessment are included as exhibits to this Form 10-K. In addition, each Servicing Participant has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.

Vendors

A Servicing Participant may engage one or more vendors to perform specific and limited, or scripted activities that address all or a portion of one or more servicing criteria applicable to such Servicing Participant. In general in these cases, the Servicing Participant has instituted policies and procedures to monitor whether such vendors’ activities comply in all material respects with such servicing criteria, and may elect to take responsibility for assessing compliance with the servicing criteria applicable to such vendors’ activities in such Servicing Participant’s Report on Assessment. Where the Servicing Participant has not instituted such policies and procedures, or where the Servicing Participant does not otherwise elect to take responsibility for assessing its vendors’ activities, the vendor is itself treated as a Servicing Participant and is required to provide its own Report on Assessment and related Attestation Report.

Exceptions

No Report on Assessment or related Attestation Report has identified (i) any material instance of noncompliance with the servicing criteria identified in such Report on Assessment as applicable to the related Servicing Participant or (ii) any material deficiency in such Servicing Participant’s policies and procedures to monitor vendor compliance.

Platform-Level Reports

Regulations of the Securities and Exchange Commission (the “SEC”) require that each Servicing Participant complete a Report on Assessment at a “platform” level, meaning that the transactions covered by the Report on Assessment should include all asset-backed securities transactions involving such Servicing Participant that are backed by the same asset type. Further guidance from the SEC staff identifies additional parameters which a Servicing Participant may apply to define and further limit its platform. Each Servicing Participant is responsible for defining its own platform, and each platform will naturally differ based on various factors, including the Servicing Participant’s business model, the transactions in which it is involved and the range of activities performed in those transactions.

Based on our understanding of their platforms and the guidance that is available at this time, we believe that the parameters by which the Servicing Participants have defined their platforms should be permissible. However, because the guidance available at this time is subject to clarification or change, we cannot assure you that the SEC and its staff will necessarily agree.

Item 1123 of Regulation AB: Servicer Compliance Statement.

Each of BBD and BBPLC has been identified by the registrant as a servicer meeting the criteria of Item 1108(a)(2)(i), (ii) or (iii) of Regulation AB with respect to the pool assets held by the Trust. Each of these servicers has provided a statement of compliance (a “Compliance Statement”), which has been signed by an authorized officer of such related servicer. Each Compliance Statement is attached as an exhibit to this Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)	Not Applicable.

(a)(2)	Not Applicable.

(a)(3)	See Item 15(b) below.

(b)	Exhibits

Exhibit Number	Description

3.1
Amended and Restated Limited Liability Company Agreement of Dryrock Funding LLC dated as of August 1, 2012 (incorporated by reference to Exhibit 99.1 to Amendment No. 2 to Form S-3 Registration Statement (File Nos. 333-182087, 333-182087-01 and 333-182087-02) filed with the Securities and Exchange Commission on August 13, 2012).

4.1
Receivables Purchase Agreement dated as of August 1, 2012 between Dryrock Funding LLC and Barclays Bank Delaware (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Form S-3 Registration Statement (File Nos. 333-182087, 333-182087-01 and 333-182087-02) filed with the Securities and Exchange Commission on August 13, 2012).

4.2
Transfer Agreement dated as of August 1, 2012 among Dryrock Funding LLC, Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to Form S-3 Registration Statement (File Nos. 333-182087, 333-182087-01 and 333-182087-02) filed with the Securities and Exchange Commission on August 13, 2012).

4.3
Indenture for the Notes dated as of August 1, 2012 (incorporated by reference to Exhibit 4.3 to Amendment No. 2 to Form S-3 Registration Statement (File Nos. 333-182087, 333-182087-01 and 333-182087-02) filed with the Securities and Exchange Commission on August 13, 2012).

4.4.1
Series 2012-1 Indenture Supplement for the Notes dated as of November 16, 2012 between Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.4(a) to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2012).

4.4.2
Series 2012-2 Indenture Supplement for the Notes dated as of November 16, 2012 between Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.4(b) to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2012).

4.5
Servicing Agreement dated as of August 1, 2012 among Dryrock Funding LLC, Barclays Bank Delaware, Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to Form S-3 Registration Statement (File Nos. 333-182087, 333-182087-01 and 333-182087-02) filed with the Securities and Exchange Commission on August 13, 2012).

10.1
Amended and Restated Trust Agreement dated as of August 1, 2012 between Dryrock Funding LLC and Wilmington Trust, national Association (incorporated by reference to Exhibit 99.2 to Amendment No. 2 to Form S-3 Registration Statement (File Nos. 333-182087, 333-182087-01 and 333-182087-02) filed with the Securities and Exchange Commission on August 13, 2012).

10.2
Seller Agreement dated as of August 1, 2012 between Dryrock Funding LLC and Barclays Bank Delaware (incorporated by reference to Exhibit 99.3 to Amendment No. 2 to Form S-3 Registration Statement (File Nos. 333-182087, 333-182087-01 and 333-182087-02) filed with the Securities and Exchange Commission on August 13, 2012).

10.3
Services Agreement dated as of July 31, 2012 between Barclays Bank PLC and Barclays Bank Delaware (incorporated by reference to Exhibit 99.4 to Amendment No. 2 to Form S-3 Registration Statement (File Nos. 333-182087, 333-182087-01 and 333-182087-02) filed with the Securities and Exchange Commission on August 13, 2012).

31.1	Rule 13a-14(d)/15d-14(d) under the Securities Exchange Act of 1934 Certification (Section 302 of the Sarbanes-Oxley Act of 2002 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria for Barclays Bank Delaware.

33.2	Report on Assessment of Compliance with Servicing Criteria Barclays Bank PLC.

33.3	Report on Assessment of Compliance with Servicing Criteria for REMITCO, LLC.

33.4	Report on Assessment of Compliance with Servicing Criteria for U.S. Bank National Association.

34.1	Independent Accountants’ Attestation Report concerning servicing activities of Barclays Bank Delaware.

34.2	Independent Accountants’ Attestation Report concerning servicing activities of Barclays Bank PLC.

34.3	Independent Accountants’ Attestation Report concerning servicing activities of REMITCO, LLC.

34.4	Independent Accountants’ Attestation Report concerning servicing activities of U.S. Bank National Association.

35.1	Servicer Compliance Statement of Barclays Bank Delaware.

35.2	Servicer Compliance Statement of Barclays Bank PLC.

(c)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dryrock Issuance Trust

By: Barclays Bank Delaware, as Servicer

By:	/s/ Gerald Pavelich

Name:	Gerald Pavelich*
Title:	Chief Financial Officer

Date: March 27, 2013

*Gerald Pavelich is the senior officer in charge of the servicing function of Barclays Bank Delaware.

EXHIBIT INDEX

Exhibit Number	Description

3.1
Amended and Restated Limited Liability Company Agreement of Dryrock Funding LLC dated as of August 1, 2012 (incorporated by reference to Exhibit 99.1 to Amendment No. 2 to Form S-3 Registration Statement (File Nos. 333-182087, 333-182087-01 and 333-182087-02) filed with the Securities and Exchange Commission on August 13, 2012).

4.1
Receivables Purchase Agreement dated as of August 1, 2012 between Dryrock Funding LLC and Barclays Bank Delaware (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Form S-3 Registration Statement (File Nos. 333-182087, 333-182087-01 and 333-182087-02) filed with the Securities and Exchange Commission on August 13, 2012).

4.2
Transfer Agreement dated as of August 1, 2012 among Dryrock Funding LLC, Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to Form S-3 Registration Statement (File Nos. 333-182087, 333-182087-01 and 333-182087-02) filed with the Securities and Exchange Commission on August 13, 2012).

4.3
Indenture for the Notes dated as of August 1, 2012 (incorporated by reference to Exhibit 4.3 to Amendment No. 2 to Form S-3 Registration Statement (File Nos. 333-182087, 333-182087-01 and 333-182087-02) filed with the Securities and Exchange Commission on August 13, 2012).

4.4.1
Series 2012-1 Indenture Supplement for the Notes dated as of November 16, 2012 between Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.4(a) to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2012).

4.4.2
Series 2012-2 Indenture Supplement for the Notes dated as of November 16, 2012 between Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.4(b) to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2012).

4.5
Servicing Agreement dated as of August 1, 2012 among Dryrock Funding LLC, Barclays Bank Delaware, Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to Form S-3 Registration Statement (File Nos. 333-182087, 333-182087-01 and 333-182087-02) filed with the Securities and Exchange Commission on August 13, 2012).

10.1
Amended and Restated Trust Agreement dated as of August 1, 2012 between Dryrock Funding LLC and Wilmington Trust, national Association (incorporated by reference to Exhibit 99.2 to Amendment No. 2 to Form S-3 Registration Statement (File Nos. 333-182087, 333-182087-01 and 333-182087-02) filed with the Securities and Exchange Commission on August 13, 2012).

10.2
Seller Agreement dated as of August 1, 2012 between Dryrock Funding LLC and Barclays Bank Delaware (incorporated by reference to Exhibit 99.3 to Amendment No. 2 to Form S-3 Registration Statement (File Nos. 333-182087, 333-182087-01 and 333-182087-02) filed with the Securities and Exchange Commission on August 13, 2012).

10.3
Services Agreement dated as of July 31, 2012 between Barclays Bank PLC and Barclays Bank Delaware (incorporated by reference to Exhibit 99.4 to Amendment No. 2 to Form S-3 Registration Statement (File Nos. 333-182087, 333-182087-01 and 333-182087-02) filed with the Securities and Exchange Commission on August 13, 2012).

31.1	Rule 13a-14(d)/15d-14(d) under the Securities Exchange Act of 1934 Certification (Section 302 of the Sarbanes-Oxley Act of 2002 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria for Barclays Bank Delaware.

33.2	Report on Assessment of Compliance with Servicing Criteria Barclays Bank PLC.

33.3	Report on Assessment of Compliance with Servicing Criteria for REMITCO, LLC.

33.4	Report on Assessment of Compliance with Servicing Criteria for U.S. Bank National Association.

34.1	Independent Accountants’ Attestation Report concerning servicing activities of Barclays Bank Delaware.

34.2	Independent Accountants’ Attestation Report concerning servicing activities of Barclays Bank PLC.

34.3	Independent Accountants’ Attestation Report concerning servicing activities of REMITCO, LLC.

34.4	Independent Accountants’ Attestation Report concerning servicing activities of U.S. Bank National Association.

35.1	Servicer Compliance Statement of Barclays Bank Delaware.

35.2	Servicer Compliance Statement of Barclays Bank PLC.