Form 10-K
period 2013-12-31
Barclays Dryrock Issuance Trust
filed 2014-03-17
CIK 1552111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Transition period

Commission File Number of issuing entity: 333-182087-01 BARCLAYS DRYROCK ISSUANCE TRUST
(Exact Name of Issuing Entity as Specified in Its Charter) (Issuer of the Notes)

Commission File Number of depositor: 333-182087-02

BARCLAYS DRYROCK FUNDING LLC

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

Dryrock Issuance Trust
(Former name, former address, if changed since last report)

 Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒    No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐ Yes    ☒    No

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

The following Items have been omitted in accordance with General Instruction J to Form 10–K:

Item 1:	Business.
Item 1A:	Risk Factors.
Item 2:	Properties.
Item 3:	Legal Proceedings.
Item 4:	[Reserved].

Item 1B. Unresolved Staff Comments.

Not Applicable.

Substitute information provided in accordance with General Instruction J to Form 10–K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

The pool assets held by Barclays Dryrock Issuance Trust (the “Trust”) do not include any significant obligors.

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

Item 1117 of Regulation AB: Legal Proceedings.

Barclays Bank Delaware (“BBD”) is a defendant in a number of putative class action cases commenced in 2005 in various federal district courts by merchants alleging that Visa U.S.A., Inc. (‘‘Visa’’), MasterCard International (‘‘MasterCard’’) and their member banks conspired to fix interchange fees and unlawfully bundled several separate and distinct services, such as payment protection and transaction processing costs, in violation of the U.S. antitrust laws. The merchants also allege that the defendants impose other restraints on merchants in connection with accepting credit cards and that such alleged restraints violate the antitrust laws. Visa, MasterCard and several other banks are also defendants in the proceedings, which have been consolidated into a single proceeding in the Eastern District of New York. Several individual merchants also have commenced similar actions against Visa and MasterCard that have been joined with the putative class actions for pre-trial purposes.

The merchants seek an unspecified amount of damages and injunctive relief. By an order dated January 9, 2008, the court dismissed class damage claims prior to January 1, 2004; accordingly, the period over which any damages may be awarded is January 1, 2004 to the date of the award.

Fact and expert discovery have closed. Motions to dismiss the complaints in whole or in part, a motion to certify a class of retail plaintiffs and summary judgment motions have been briefed, argued and submitted. Decisions on all motions have been deferred pending the outcome of the settlement process described below that is currently underway.

On July 13, 2012, the parties filed a proposed settlement agreement with the court under which the defendants agreed to pay the class plaintiffs $6.05 billion, and to make association rule changes and give other relief. The settlement agreement also includes a provision pursuant to which Visa and MasterCard would reduce U.S. interchange rates 10 bps during an eight month period from July 29, 2013 through March 29, 2014. The settlement was approved by Judge John Gleeson on December 13, 2013. The National Retail Federation has appealed that settlement to the United States Court of Appeals for the Second Circuit. A number of merchants, including several large retailers, have elected to ‘‘opt out’’ of the proposed settlement. Opting out allows these merchants to commence separate actions on these matters and some of these merchants have already commenced new actions against Visa and MasterCard. Although the class settlement fund will be reduced to account for opt outs, opt out settlements may be higher than the amount of that reduction and, if so, BBD will be liable for a share of the residual under the terms of a judgment sharing agreement with the defense group.

BBD is a defendant in a new antitrust proceeding filed on October 2, 2013 in the District Court of Victoria County, Texas, removed to the United States District Court of the Southern District of Texas on October 31, 2013 and remanded back to the District Court of Victoria County, Texas on December 26, 2013. In this action a number of merchants allege that Visa, MasterCard and their respective member banks, among other things, conspired to fix interchange fees and impose various competitive restraints. Given the inherent uncertainties involved in these matters, there is significant uncertainty as to the ultimate liability BBD may incur or whether the results could be material to the operation or cash flows of BBD.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10–K:

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

The following Items have been omitted in accordance with General Instruction J to Form 10–K:

Item 10:	Directors, Executive Officers and Corporate Governance.
Item 11:	Executive Compensation.
Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13:	Certain Relationships and Related Transactions, and Director Independence.
Item 14:	Principal Accounting Fees and Services.

Substitute information provided in accordance with General Instruction J to Form 10–K:

Item 1119 of Regulation AB: Affiliations and Certain Relationships and Related Transactions.

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.

Each of BBD, Barclays Bank PLC (“BBPLC”), REMITCO LLC and U.S. Bank National Association (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the Trust. Each Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of, and for the period from

January 1, 2013 to December 31, 2013, which Reports on Assessment are included as exhibits to this Form 10-K. In addition, each Servicing Participant has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)	Not Applicable.
(a)(2)	Not Applicable.
(a)(3)	See Item 15(b) below.
(b)	Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Limited Liability Company Agreement of Barclays Dryrock Funding LLC dated as of June 7, 2012, as amended and restated as of August 1, 2012 and as further amended and restated as of December 17, 2013 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013).

4.1	Amended and Restated Receivables Purchase Agreement dated as of August 1, 2012, as amended and restated as of December 17, 2013, between Barclays Dryrock Funding LLC and Barclays Bank Delaware (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013).

4.2	Amended and Restated Transfer Agreement dated as of August 1, 2012, as amended and restated as of December 17, 2013, among Barclays Dryrock Funding LLC, Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013).

4.3	Amended and Restated Indenture for the Notes dated as of August 1, 2012, as amended and restated as of December 17, 2013, between Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013).

4.4.1	Series 2012-1 Indenture Supplement for the Notes dated as of November 16, 2012 between Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.4(a) to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2012).

4.4.2	Series 2012-2 Indenture Supplement for the Notes dated as of November 16, 2012 between Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.4(b) to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2012).

4.4.3	Omnibus Amendment to Series 2012-1 Indenture Supplement and Series 2012-2 Indenture Supplement for the Notes dated as of April 15, 2013 between Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2013).

4.4.4	Series 2013-1 Indenture Supplement for the Notes dated as of October 10, 2013 between Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2013).

4.4.5	Omnibus Amendment to Series 2012-1 Indenture Supplement, Series 2012-2 Indenture Supplement and Series 2013-1 Indenture Supplement for the Notes dated as of December 17, 2013 between Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013).

4.5	Amended and Restated Servicing Agreement dated as of August 1, 2012, as amended and restated as of December 17, 2013, among Barclays Dryrock Funding LLC, Barclays Bank Delaware, Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013).

10.1	Second Amended and Restated Trust Agreement dated as of June 8, 2012, as amended and restated as of August 1, 2012 and as further amended and restated as of December 17, 2013, between Barclays Dryrock Funding LLC and Wilmington Trust, National Association (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013).

10.2	Amended and Restated Seller Agreement dated as of August 1, 2012, as amended and restated as of December 17, 2013, between Barclays Dryrock Funding LLC and Barclays Bank Delaware (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013).

10.3	Services Agreement dated as of July 31, 2012 between Barclays Bank PLC and Barclays Bank Delaware (incorporated by reference to Exhibit 99.4 to Amendment No. 2 to Form S-3 Registration Statement (File Nos. 333-182087, 333-182087-01 and 333-182087-02) filed with the Securities and Exchange Commission on August 13, 2012)

31.1	Rule 13a-14(d)/15d-14(d) under the Securities Exchange Act of 1934 Certification (Section 302 of the Sarbanes-Oxley Act of 2002 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria for Barclays Bank Delaware.

33.2	Report on Assessment of Compliance with Servicing Criteria Barclays Bank PLC.

33.3	Report on Assessment of Compliance with Servicing Criteria for REMITCO LLC.

33.4	Report on Assessment of Compliance with Servicing Criteria for U.S. Bank National Association.

34.1	Independent Accountants’ Attestation Report concerning servicing activities of Barclays Bank Delaware.

34.2	Independent Accountants’ Attestation Report concerning servicing activities of Barclays Bank PLC.

34.3	Independent Accountants’ Attestation Report concerning servicing activities of REMITCO LLC.

34.4	Independent Accountants’ Attestation Report concerning servicing activities of U.S. Bank National Association.

35.1	Servicer Compliance Statement of Barclays Bank Delaware.

35.2	Servicer Compliance Statement of Barclays Bank PLC.
(c) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Barclays Dryrock Issuance Trust

By: Barclays Bank Delaware, as Servicer

By:	/s/ Gerald Pavelich
Name:	Gerald Pavelich*
Title:	Chief Financial Officer

Date: March 17, 2014

*Gerald Pavelich is the senior officer in charge of the servicing function of Barclays Bank Delaware.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Second Amended and Restated Limited Liability Company Agreement of Barclays Dryrock Funding LLC dated as of June 7, 2012, as amended and restated as of August 1, 2012 and as further amended and restated as of December 17, 2013 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013)

4.1	Amended and Restated Receivables Purchase Agreement dated as of August 1, 2012, as amended and restated as of December 17, 2013, between Barclays Dryrock Funding LLC and Barclays Bank Delaware (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013).

4.2	Amended and Restated Transfer Agreement dated as of August 1, 2012, as amended and restated as of December 17, 2013, among Barclays Dryrock Funding LLC, Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013).

4.3	Amended and Restated Indenture for the Notes dated as of August 1, 2012, as amended and restated as of December 17, 2013, between Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013).

4.4.1	Series 2012-1 Indenture Supplement for the Notes dated as of November 16, 2012 between Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.4(a) to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2012).

4.4.2	Series 2012-2 Indenture Supplement for the Notes dated as of November 16, 2012 between Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.4(b) to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2012).
4.4.3	Omnibus Amendment to Series 2012-1 Indenture Supplement and Series 2012-2 Indenture Supplement for the Notes dated as of April 15, 2013 between Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2013).
4.4.4	Series 2013-1 Indenture Supplement for the Notes dated as of October 10, 2013 between Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2013).

4.4.5	Omnibus Amendment to Series 2012-1 Indenture Supplement, Series 2012-2 Indenture Supplement and Series 2013-1 Indenture Supplement for the Notes dated as of December 17, 2013 between Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013).

4.5	Amended and Restated Servicing Agreement dated as of August 1, 2012, as amended and restated as of December 17, 2013, among Barclays Dryrock Funding LLC, Barclays Bank Delaware, Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013).

10.1	Second Amended and Restated Trust Agreement dated as of June 8, 2012, as amended and restated as of August 1, 2012 and as further amended and restated as of December 17, 2013, between Barclays Dryrock Funding LLC and Wilmington Trust, National Association (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013).

10.2	Amended and Restated Seller Agreement dated as of August 1, 2012, as amended and restated as of December 17, 2013, between Barclays Dryrock Funding LLC and Barclays Bank Delaware (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013).

10.3	Services Agreement dated as of July 31, 2012 between Barclays Bank PLC and Barclays Bank Delaware (incorporated by reference to Exhibit 99.4 to Amendment No. 2 to Form S-3 Registration Statement (File Nos. 333-182087, 333-182087-01 and 333-182087-02) filed with the Securities and Exchange Commission on August 13, 2012).

31.1	Rule 13a-14(d)/15d-14(d) under the Securities Exchange Act of 1934 Certification (Section 302 of the Sarbanes-Oxley Act of 2002 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria for Barclays Bank Delaware.

33.2	Report on Assessment of Compliance with Servicing Criteria Barclays Bank PLC.

33.3	Report on Assessment of Compliance with Servicing Criteria for REMITCO LLC.

33.4	Report on Assessment of Compliance with Servicing Criteria for U.S. Bank National Association.

34.1	Independent Accountants’ Attestation Report concerning servicing activities of Barclays Bank Delaware.

34.2	Independent Accountants’ Attestation Report concerning servicing activities of Barclays Bank PLC.

34.3	Independent Accountants’ Attestation Report concerning servicing activities of REMITCO LLC.

34.4	Independent Accountants’ Attestation Report concerning servicing activities of U.S. Bank National Association.

35.1	Servicer Compliance Statement of Barclays Bank Delaware.

35.2	Servicer Compliance Statement of Barclays Bank PLC.