Form 10-K
period 2015-12-31
Barclays Dryrock Issuance Trust
filed 2016-03-30
CIK 1552111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-K
_____________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Transition period

Commission File Number of issuing entity: 333-205943 Central Index Key Number of issuing entity: 0001552111 BARCLAYS DRYROCK ISSUANCE TRUST
(Exact Name of Issuing Entity as Specified in Its Charter) (Issuer of the Notes)

Commission File Number of depositor: 333-205943-01

Central Index Key Number of depositor: 0001551964

BARCLAYS DRYROCK FUNDING LLC

(Exact Name of Depositor as Specified in Its Charter)

Commission File Number of sponsor: 333-205943-02

Central Index Key Number of sponsor: 0001551423

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

Pre-trial fact and expert discovery have closed. Motions to dismiss the complaints in whole or in part, a motion to certify a class of retail plaintiffs and summary judgment motions have been briefed, argued and submitted. Decisions on all motions were deferred pending the outcome of a proposed settlement agreement.

On July 13, 2012, the parties filed a proposed settlement agreement with the court under which the defendants agreed to pay the class plaintiffs $6.05 billion, to make network rule changes and to give other relief. The settlement agreement also includes a provision pursuant to which Visa and MasterCard would reduce U.S. interchange rates 10 bps during an eight month period from July 29, 2013 through March 29, 2014. On the same day, defendants announced that they reached an agreement in principle to settle with a group of individual plaintiffs. The class settlement was approved by District Judge John Gleeson on December 13, 2013. Judge Gleeson approved and entered an agreed form of final judgment on January 14, 2014. The National Retail Federation and a number of merchants appealed that judgment to the United States Court of Appeals for the Second Circuit. Oral argument was heard on September 28, 2015; and the parties continued filing post argument briefs through November 2015. In addition, several of the merchants that have opted out of the settlement (see below) have moved before the District Court of the Eastern District Court of New York to vacate the settlement due to alleged improprieties conducted by an attorney for the plaintiff class and an attorney for one of the defendants. That motion could be ruled on at anytime.

A number of merchants, including several large retailers, have elected to “opt out” of the settlement. Opting out allows these merchants to commence separate actions on these matters. Some of these merchants have commenced new actions against Visa, MasterCard and certain member banks. Although the class settlement fund has been reduced to account for opt outs, opt out settlements may be higher than the amount of that reduction. If so, BBD will be liable for a share of the residual under the terms of a judgment sharing agreement with the defense group. As of the date of this prospectus, Visa and MasterCard have settled several of these opt-out actions and BBD has contributed to the settlement of those actions in accordance with the judgement sharing agreement. The amount of those settlements has exceeded what those plaintiffs would have been paid as a result of the class settlement. Only one opt out plaintiff has named BBD as a defendant.

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

On March 8, 2016, two merchants sued BBD and 17 other defendants in federal court in San Francisco. The plaintiffs seek to represent a nationwide class of merchants that accept Visa, MasterCard, American Express, Discover, JCP or UnionPay payment cards. The plaintiffs allege that the introduction of “EMV” chip technology in payment cards disadvantages merchants in violation of federal and California antitrust law, and California common law, because (a) merchants must buy new in-store card readers; and (b) after October 15, 2015, liability for fraudulent in-store purchases paid for with payment cards was shifted to merchants that do not use EMV chip readers and those merchants that have not had their EMV chip readers certified. Plaintiffs seek unspecified damages, trebled, and injunctive relief. On March 14, 2016 plaintiffs moved for a preliminary injunction rescinding the liability shift. The court denied that motion on March 16, 2016 before BBD or any other defendant submitted arguments in opposition to the motion. BBD’s response to the complaint is currently due March 31, 2016. These proceedings are at a very preliminary stage, but BBD believes it has meritorious defenses and intends to vigorously defend against these claims.

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

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.

Each of BBD, Barclays Bank PLC (“BBPLC”), REMITCO LLC and U.S. Bank National Association (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the Trust. Each Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of, and for the period from January 1, 2015 to December 31, 2015, which Reports on Assessment are included as exhibits to this Form 10-K. In addition, each Servicing Participant has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.

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

Exceptions

No Report on Assessment or related Attestation Report has identified: (i) any material instance of noncompliance with the servicing criteria identified in such Report on Assessment as applicable to the related Servicing Participant or (ii) any material deficiency in such Servicing Participant’s policies and procedures to monitor vendor compliance.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)	Not Applicable.
(a)(2)	Not Applicable.
(a)(3)	See Item 15(b) below.
(b)	Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Limited Liability Company Agreement of Barclays Dryrock Funding LLC dated as of June 7, 2012, as amended and restated as of August 1, 2012 and as further amended and restated as of December 17, 2013 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013).

4.1	Amended and Restated Receivables Purchase Agreement dated as of August 1, 2012, as amended and restated as of December 17, 2013, between Barclays Dryrock Funding LLC and Barclays Bank Delaware (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013).

4.2	Amended and Restated Transfer Agreement dated as of August 1, 2012, as amended and restated as of December 17, 2013, among Barclays Dryrock Funding LLC, Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013).

4.3	Amended and Restated Indenture for the Notes dated as of August 1, 2012, as amended and restated as of December 17, 2013, between Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013).

4.3.1	First Amendment to Amended and Restated Indenture for the Notes dated as of July 6, 2015, between Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2015).

4.4.1	Series 2012-2 Indenture Supplement for the Notes dated as of November 16, 2012 between Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.4(b) to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2012).

4.4.2	Omnibus Amendment to Series 2012-1 Indenture Supplement and Series 2012-2 Indenture Supplement for the Notes dated as of April 15, 2013 between Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2013).

4.4.3	Series 2013-1 Indenture Supplement for the Notes dated as of October 10, 2013 between Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2013).

4.4.4	Omnibus Amendment to Series 2012-1 Indenture Supplement, Series 2012-2 Indenture Supplement and Series 2013-1 Indenture Supplement for the Notes dated as of December 17, 2013 between Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013).

4.4.5	Series 2014-1 Indenture Supplement for the Notes dated as of March 4, 2014 between Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2014).

4.4.6	Series 2014-2 Indenture Supplement for the Notes dated as of May 28, 2014 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2014).

4.4.7	Series 2014-3 Indenture Supplement for the Notes dated as of September 18, 2014 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2014).

4.4.8	Omnibus Amendment to Series 2012-2 Indenture Supplement, Series 2013-1 Indenture Supplement, Series 2014-1 Indenture Supplement and Series 2014-2 Indenture Supplement for the Notes dated as of October 16, 2014 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2014).

4.4.9	Series 2014-4 Indenture Supplement for the Notes dated as of November 26, 2014 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2014).

4.4.10	Series 2014-5 Indenture Supplement for the Notes dated as of November 26, 2014 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2014).

4.4.11	Series 2015-1 Indenture Supplement for the Notes dated as of March 12, 2015 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware (incorporated by reference to Exhibit 4.4 to the current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2015).

4.4.12	Series 2015-2 Indenture Supplement for the Notes dated as of June 10, 2015 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware (incorporated by reference to Exhibit 4.4 to the current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2015).

4.4.13	Omnibus Amendment to Series 2012-2 Indenture Supplement, Series 2013-1 Indenture Supplement, Series 2014-1 Indenture Supplement, Series 2014-2 Indenture Supplement, Series 2014-3 Indenture Supplement, Series 2014-4 Indenture Supplement, Series 2014-5 Indenture Supplement, Series 2015-1 Indenture Supplement and Series 2015-2 Indenture Supplement for the Notes dated as of July 6, 2015 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2015).

4.4.14	Series 2015-3 Indenture Supplement for the Notes dated as of November 4, 2015 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2015).

4.4.15	Series 2015-4 Indenture Supplement for the Notes dated as of November 4, 2015 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2015).

4.5	Amended and Restated Servicing Agreement dated as of August 1, 2012, as amended and restated as of December 17, 2013, among Barclays Dryrock Funding LLC, Barclays Bank Delaware, Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013).

10.1	Second Amended and Restated Trust Agreement dated as of June 8, 2012, as amended and restated as of August 1, 2012 and as further amended and restated as of December 17, 2013, between Barclays Dryrock Funding LLC and Wilmington Trust, National Association (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013).

10.1.1	First Amendment to Second Amended and Restated Trust Agreement dated as of July 6, 2015, between Barclays Dryrock Funding LLC and Wilmington Trust, National Association (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2015).

10.2	Amended and Restated Seller Agreement dated as of August 1, 2012, as amended and restated as of December 17, 2013, between Barclays Dryrock Funding LLC and Barclays Bank Delaware (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013).

10.3	Services Agreement dated as of July 31, 2012 between Barclays Bank PLC and Barclays Bank Delaware (incorporated by reference to Exhibit 99.4 to Amendment No. 2 to Form S-3 Registration Statement (File Nos. 333-182087, 333-182087-01 and 333-182087-02) filed with the Securities and Exchange Commission on August 13, 2012).

31.1	Rule 13a-14(d)/15d-14(d) under the Securities Exchange Act of 1934 Certification (Section 302 of the Sarbanes-Oxley Act of 2002 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria for Barclays Bank Delaware.

33.2	Report on Assessment of Compliance with Servicing Criteria Barclays Bank PLC.

33.3	Report on Assessment of Compliance with Servicing Criteria for REMITCO LLC.

33.4	Report on Assessment of Compliance with Servicing Criteria for U.S. Bank National Association.

34.1	Independent Accountants’ Attestation Report concerning servicing activities of Barclays Bank Delaware.

34.2	Independent Accountants’ Attestation Report concerning servicing activities of Barclays Bank PLC.

34.3	Independent Accountants’ Attestation Report concerning servicing activities of REMITCO LLC.

34.4	Independent Accountants’ Attestation Report concerning servicing activities of U.S. Bank National Association.

35.1	Servicer Compliance Statement of Barclays Bank Delaware.

35.2	Servicer Compliance Statement of Barclays Bank PLC.

(c)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Barclays Dryrock Issuance Trust

By: Barclays Bank Delaware, as Servicer

By:	/s/ Michael Stern
Name: Title:	Michael Stern* Chief Financial Officer

Date: March 30, 2016

*Michael Stern is the senior officer in charge of the servicing function of Barclays Bank Delaware.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Second Amended and Restated Limited Liability Company Agreement of Barclays Dryrock Funding LLC dated as of June 7, 2012, as amended and restated as of August 1, 2012 and as further amended and restated as of December 17, 2013 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013).

4.1	Amended and Restated Receivables Purchase Agreement dated as of August 1, 2012, as amended and restated as of December 17, 2013, between Barclays Dryrock Funding LLC and Barclays Bank Delaware (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013).

4.2	Amended and Restated Transfer Agreement dated as of August 1, 2012, as amended and restated as of December 17, 2013, among Barclays Dryrock Funding LLC, Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013).

4.3	Amended and Restated Indenture for the Notes dated as of August 1, 2012, as amended and restated as of December 17, 2013, between Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013).

4.3.1	First Amendment to Amended and Restated Indenture for the Notes dated as of July 6, 2015, between Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2015).

4.4.1	Series 2012-2 Indenture Supplement for the Notes dated as of November 16, 2012 between Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.4(b) to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2012).

4.4.2	Omnibus Amendment to Series 2012-1 Indenture Supplement and Series 2012-2 Indenture Supplement for the Notes dated as of April 15, 2013 between Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2013).

4.4.3	Series 2013-1 Indenture Supplement for the Notes dated as of October 10, 2013 between Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2013).

4.4.4	Omnibus Amendment to Series 2012-1 Indenture Supplement, Series 2012-2 Indenture Supplement and Series 2013-1 Indenture Supplement for the Notes dated as of December 17, 2013 between Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013).

4.4.5	Series 2014-1 Indenture Supplement for the Notes dated as of March 4, 2014 between Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2014).

4.4.5	Series 2014-2 Indenture Supplement for the Notes dated as of May 28, 2014 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2014).

4.4.7	Series 2014-3 Indenture Supplement for the Notes dated as of September 18, 2014 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2014).

4.4.8	Omnibus Amendment to Series 2012-2 Indenture Supplement, Series 2013-1 Indenture Supplement, Series 2014-1 Indenture Supplement and Series 2014-2 Indenture Supplement for the Notes dated as of October 16, 2014 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2014).

4.4.9	Series 2014-4 Indenture Supplement for the Notes dated as of November 26, 2014 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2014).

4.4.10	Series 2014-5 Indenture Supplement for the Notes dated as of November 26, 2014 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2014).

4.4.11	Series 2015-1 Indenture Supplement for the Notes dated as of March 12, 2015 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware (incorporated by reference to Exhibit 4.4 to the current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2015).

4.4.12	Series 2015-2 Indenture Supplement for the Notes dated as of June 10, 2015 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware (incorporated by reference to Exhibit 4.4 to the current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2015).

4.4.13	Omnibus Amendment to Series 2012-2 Indenture Supplement, Series 2013-1 Indenture Supplement, Series 2014-1 Indenture Supplement, Series 2014-2 Indenture Supplement, Series 2014-3 Indenture Supplement, Series 2014-4 Indenture Supplement, Series 2014-5 Indenture Supplement, Series 2015-1 Indenture Supplement and Series 2015-2 Indenture Supplement for the Notes dated as of July 6, 2015 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2015).

4.4.14	Series 2015-3 Indenture Supplement for the Notes dated as of November 4, 2015 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2015).

4.4.15	Series 2015-4 Indenture Supplement for the Notes dated as of November 4, 2015 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2015).

4.5	Amended and Restated Servicing Agreement dated as of August 1, 2012, as amended and restated as of December 17, 2013, among Barclays Dryrock Funding LLC, Barclays Bank Delaware, Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013).

10.1	Second Amended and Restated Trust Agreement dated as of June 8, 2012, as amended and restated as of August 1, 2012 and as further amended and restated as of December 17, 2013, between Barclays Dryrock Funding LLC and Wilmington Trust, National Association (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013).

10.1.1	First Amendment to Second Amended and Restated Trust Agreement dated as of July 6, 2015, between Barclays Dryrock Funding LLC and Wilmington Trust, National Association (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2015).

10.2	Amended and Restated Seller Agreement dated as of August 1, 2012, as amended and restated as of December 17, 2013, between Barclays Dryrock Funding LLC and Barclays Bank Delaware (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013).

10.3	Services Agreement dated as of July 31, 2012 between Barclays Bank PLC and Barclays Bank Delaware (incorporated by reference to Exhibit 99.4 to Amendment No. 2 to Form S-3 Registration Statement (File Nos. 333-182087, 333-182087-01 and 333-182087-02) filed with the Securities and Exchange Commission on August 13, 2012).

31.1	Rule 13a-14(d)/15d-14(d) under the Securities Exchange Act of 1934 Certification (Section 302 of the Sarbanes-Oxley Act of 2002 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria for Barclays Bank Delaware.

33.2	Report on Assessment of Compliance with Servicing Criteria Barclays Bank PLC.

33.3	Report on Assessment of Compliance with Servicing Criteria for REMITCO LLC.

33.4	Report on Assessment of Compliance with Servicing Criteria for U.S. Bank National Association.

34.1	Independent Accountants’ Attestation Report concerning servicing activities of Barclays Bank Delaware.

34.2	Independent Accountants’ Attestation Report concerning servicing activities of Barclays Bank PLC.

34.3	Independent Accountants’ Attestation Report concerning servicing activities of REMITCO LLC.

34.4	Independent Accountants’ Attestation Report concerning servicing activities of U.S. Bank National Association.

35.1	Servicer Compliance Statement of Barclays Bank Delaware.

35.2	Servicer Compliance Statement of Barclays Bank PLC.