Form 10-K
period 2016-12-31
Barclays Dryrock Issuance Trust
filed 2017-03-17
CIK 1552111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-K
_____________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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

Item 1117 of Regulation AB: Legal Proceedings.

Barclays Bank Delaware (“BBD”) is a defendant in a number of putative class action cases commenced in 2005 in various federal district courts by merchants alleging that Visa U.S.A., Inc. (“Visa”), MasterCard International (“MasterCard”) and their member banks conspired to fix interchange fees and unlawfully bundle several separate and distinct services, such as payment protection and transaction processing costs, in violation of the U.S. antitrust laws. The merchants also alleged that the defendants impose other restraints on merchants in connection with accepting payment cards and that such alleged restraints violate the antitrust laws. Visa, MasterCard and several other payment card issuing banks are also defendants in the proceedings, which have been consolidated into a single proceeding in the Eastern District of New York.

The merchants’ complaints sought an unspecified amount of damages and injunctive relief. By an order dated January 9, 2008, the court dismissed class damage claims prior to January 1, 2004; accordingly, the period over which any damages may be awarded is January 1, 2004 to the date of the award.

On July 13, 2012, the parties filed a proposed settlement agreement with the court under which the defendants agreed to pay the class plaintiffs $6.05 billion, to make network rule changes and to give other relief. The settlement agreement included a provision pursuant to which Visa and MasterCard would reduce U.S. interchange rates 10 bps during an eight month period from July 29, 2013 through March 29, 2014. On the same day, defendants announced that they reached an agreement in principle to settle with a group of individual plaintiffs that were not members of the class. The class settlement was approved by District Judge John Gleeson on December 13, 2013, who then entered an agreed form of final judgment on January 14, 2014. The National Retail Federation and a number of merchants appealed that judgment to the United States Court of Appeals for the Second Circuit. On June 30, 2016 the Second Circuit reversed Judge Gleeson’s ruling approving the settlement and remanded the action back to the Eastern District of New York.

On November 23, 2016, the class plaintiffs petitioned the Supreme Court for a writ of certiorari to review the Court of Appeals’ decision, and on December 29, 2016, the defendants, including BBD, filed a brief in support of the class plaintiffs’ petition. On January 12, 2017, the Supreme Court granted the merchant objectors’ motion for an extension of time to file a response to the petition for certiorari. The Court is expected to consider whether to grant the petition at a conference on March 23, 2017.

Following remand of the case, the District Court reappointed counsel to represent members of the putative class seeking primarily (but not exclusively) damages relief pursuant to Federal Rule of Civil Procedure 23(b)(3) and appointed new counsel to represent class members seeking primarily equitable relief pursuant to Federal Rule of Civil Procedure 23(b)(2). Counsel for the Rule 23(b)(3) putative class members will move to file an amended complaint adding factual allegations and legal theories to conform to developments in the law, as well as damage claims for additional years of alleged damages. Counsel for the Rule 23(b)(2) class members plan to proceed pursuant to a separate complaint seeking broad equitable relief against allegedly anticompetitive conduct as well as Visa and MasterCard network rules. The District Court is likely to rule on motions regarding new and amended pleadings in the second calendar quarter of 2017, but may do so later. Following such rulings, the District Court is likely to establish a calendar for further fact and expert discovery as well as substantive motions, including class certification motions and summary judgment motions.

A number of merchants, including several large retailers, elected against participation in the class settlement, “opting out” of that settlement. Opting out allows these merchants to pursue separate actions on the same or similar claims as those alleged by the putative class plaintiffs. Some of these merchants commenced new actions against Visa, MasterCard and certain member banks, not including BBD. Although the class settlement fund was reduced to account for opt- outs, resulting in a refund to BBD of a portion of its share of the class settlement fund, total settlement payments by BBD to opt-out plaintiffs may be higher than the amount of that refund. If so, BBD will be liable for its share of the excess over the refund under the terms of a judgment sharing agreement with Visa, MasterCard and the other payment card issuing bank defendants. As of the date hereof, Visa and MasterCard have settled a number of these opt-out actions and BBD has contributed to the settlement of those actions in accordance with the judgment sharing agreement. The amount of those settlements has exceeded what each of those plaintiffs would have been paid as a result of the class settlement.

On February 17, 2017, BBD was named as a defendant in a case filed in Harris County Texas District Court. Plaintiffs allege that Visa, MasterCard, and the named defendant member banks agreed, with respect to Visa and MasterCard branded payment cards, to fix interchange fees, unlawfully bundle separate and distinct services, and otherwise engage in monopolistic and anticompetitive behavior in violation of the Texas Free Enterprise and Antitrust Act of 1983.  Plaintiffs seek unspecified damages and injunctive relief.  BBD has not been served with the complaint in this action.

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

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.

Each of BBD, Barclays Bank PLC (“BBPLC”), REMITCO LLC and U.S. Bank National Association (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the Trust. Each Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of, and for the period from January 1, 2016 to December 31, 2016, which Reports on Assessment are included as exhibits to this Form 10-K. In addition, each Servicing Participant has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.

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

Item 16. Form 10-K Summary.

None. The registrant has opted not to include a summary of information required by this form and a cross-reference by hyperlink to the material contained in this form to which such item relates.

Exhibit Number	Description

3.1	Second Amended and Restated Limited Liability Company Agreement of Barclays Dryrock Funding LLC dated as of June 7, 2012, as amended and restated as of August 1, 2012 and as further amended and restated as of December 17, 2013 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013).

3.1.1	First Amendment to Second Amended and Restated Limited Liability Company Agreement of Barclays Dryrock Funding LLC dated as of May 13, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2016).

4.1	Amended and Restated Receivables Purchase Agreement dated as of August 1, 2012, as amended and restated as of December 17, 2013, between Barclays Dryrock Funding LLC and Barclays Bank Delaware (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013).

4.2	Amended and Restated Transfer Agreement dated as of August 1, 2012, as amended and restated as of December 17, 2013, among Barclays Dryrock Funding LLC, Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013).

4.3	Amended and Restated Indenture for the Notes dated as of August 1, 2012, as amended and restated as of December 17, 2013, between Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013).

4.3.1	First Amendment to Amended and Restated Indenture for the Notes dated as of July 5, 2015, between Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2015).

4.4.1

Series 2014-1 Indenture Supplement for the Notes dated as of March 4, 2014 between Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2014).

4.4.2

Series 2014-2 Indenture Supplement for the Notes dated as of May 28, 2014 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2014).

4.4.3

Series 2014-3 Indenture Supplement for the Notes dated as of September 18, 2014 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2014).

4.4.4

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

4.4.5

Series 2014-4 Indenture Supplement for the Notes dated as of November 26, 2014 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2014).

4.4.6	Series 2014-5 Indenture Supplement for the Notes dated as of November 26, 2014 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2014).

4.4.7	Series 2015-1 Indenture Supplement for the Notes dated as of March 12, 2015 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware (incorporated by reference to Exhibit 4.4 to the current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2015).

4.4.8	Series 2015-2 Indenture Supplement for the Notes dated as of June 10, 2015 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware (incorporated by reference to Exhibit 4.4 to the current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2015).

4.4.9	Omnibus Amendment to Series 2012-2 Indenture Supplement, Series 2013-1 Indenture Supplement, Series 2014-1 Indenture Supplement, Series 2014-2 Indenture Supplement, Series 2014-3 Indenture Supplement, Series 2014-4 Indenture Supplement, Series 2014-5 Indenture Supplement, Series 2015-1 Indenture Supplement and Series 2015-2 Indenture Supplement for the Notes dated as of July 6, 2015 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2015).

4.4.10	Series 2015-3 Indenture Supplement for the Notes dated as of November 4, 2015 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2015).

4.4.11	Series 2015-4 Indenture Supplement for the Notes dated as of November 4, 2015 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2015).

4.4.12	Series 2016-1 Indenture Supplement for the Notes dated as of August 3, 2016 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware and Barclays Dryrock Funding LLC (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2016).

4.5	Amended and Restated Servicing Agreement dated as of August 1, 2012, as amended and restated as of December 17, 2013, among Barclays Dryrock Funding LLC, Barclays Bank Delaware, Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013).

10.1	Second Amended and Restated Trust Agreement dated as of June 8, 2012, as amended and restated as of August 1, 2012 and as further amended and restated as of December 17, 2013, between Barclays Dryrock Funding LLC and Wilmington Trust, National Association (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013).

10.1.1	First Amendment to Second Amended and Restated Trust Agreement dated as of July 6, 2015, between Barclays Dryrock Funding LLC and Wilmington Trust, National Association (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2015).

10.1.2	Asset Representations Reviewer Agreement dated as of May 13, 2016, by and among Barclays Bank Delaware, Clayton Fixed Income Services LLC and Barclays Dryrock Issuance Trust (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K files with the Securities and Exchange Commission on May 13, 2016).

10.2	Second Amended and Restated Seller Agreement dated as of August 1, 2012, as amended and restated as of December 17, 2013 and as amended and restated as of November 1, 2016, between Barclays Dryrock Funding LLC and Barclays Bank Delaware (incorporated by reference to Exhibit 99 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2016).

10.3	Services Agreement dated as of July 31, 2012 between Barclays Bank PLC and Barclays Bank Delaware (incorporated by reference to Exhibit 99.4 to Amendment No. 2 to Form S-3 Registration Statement (File Nos. 333-182087, 333-182087-01 and 333-182087-02) filed with the Securities and Exchange Commission on August 13, 2012).

31.1	Rule 13a-14(d)/15d-14(d) under the Securities Exchange Act of 1934 Certification (Section 302 of the Sarbanes-Oxley Act of 2002 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria for Barclays Bank Delaware.

33.2	Report on Assessment of Compliance with Servicing Criteria Barclays Bank PLC.
33.3	Report on Assessment of Compliance with Servicing Criteria for REMITCO LLC.

33.4	Report on Assessment of Compliance with Servicing Criteria for U.S. Bank National Association.

34.1	Independent Accountants’ Attestation Report concerning servicing activities of Barclays Bank Delaware.

34.2	Independent Accountants’ Attestation Report concerning servicing activities of Barclays Bank PLC.
34.3	Independent Accountants’ Attestation Report concerning servicing activities of REMITCO LLC.

34.4	Independent Accountants’ Attestation Report concerning servicing activities of U.S. Bank National Association.

35.1	Servicer Compliance Statement of Barclays Bank Delaware.

35.2	Servicer Compliance Statement of Barclays Bank PLC.

(c)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Barclays Dryrock Issuance Trust

By: Barclays Bank Delaware, as Servicer

By:	/s/ Michael Stern
Name: Title:	Michael Stern* Chief Financial Officer

Date: March 17, 2017

*Michael Stern is the senior officer in charge of securitization for Barclays Bank Delaware.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Second Amended and Restated Limited Liability Company Agreement of Barclays Dryrock Funding LLC dated as of June 7, 2012, as amended and restated as of August 1, 2012 and as further amended and restated as of December 17, 2013 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013).

3.1.1	First Amendment to Second Amended and Restated Limited Liability Company Agreement of Barclays Dryrock Funding LLC dated as of May 13, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2016).

4.1	Amended and Restated Receivables Purchase Agreement dated as of August 1, 2012, as amended and restated as of December 17, 2013, between Barclays Dryrock Funding LLC and Barclays Bank Delaware (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013).

4.2	Amended and Restated Transfer Agreement dated as of August 1, 2012, as amended and restated as of December 17, 2013, among Barclays Dryrock Funding LLC, Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013).

4.3	Amended and Restated Indenture for the Notes dated as of August 1, 2012, as amended and restated as of December 17, 2013, between Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013).

4.3.1	First Amendment to Amended and Restated Indenture for the Notes dated as of July 5, 2015, between Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2015).

4.4.1	Series 2014-1 Indenture Supplement for the Notes dated as of March 4, 2014 between Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2014).

4.4.2	Series 2014-2 Indenture Supplement for the Notes dated as of May 28, 2014 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2014).

4.4.3	Series 2014-3 Indenture Supplement for the Notes dated as of September 18, 2014 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2014).

4.4.4	Omnibus Amendment to Series 2012-2 Indenture Supplement, Series 2013-1 Indenture Supplement, Series 2014-1 Indenture Supplement and Series 2014-2 Indenture Supplement for the Notes dated as of October 16, 2014 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2014).

4.4.5	Series 2014-4 Indenture Supplement for the Notes dated as of November 26, 2014 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2014).

4.4.6	Series 2014-5 Indenture Supplement for the Notes dated as of November 26, 2014 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2014).

4.4.7	Series 2015-1 Indenture Supplement for the Notes dated as of March 12, 2015 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware (incorporated by reference to Exhibit 4.4 to the current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2015).

4.4.8	Series 2015-2 Indenture Supplement for the Notes dated as of June 10, 2015 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware (incorporated by reference to Exhibit 4.4 to the current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2015).

4.4.9	Omnibus Amendment to Series 2012-2 Indenture Supplement, Series 2013-1 Indenture Supplement, Series 2014-1 Indenture Supplement, Series 2014-2 Indenture Supplement, Series 2014-3 Indenture Supplement, Series 2014-4 Indenture Supplement, Series 2014-5 Indenture Supplement, Series 2015-1 Indenture Supplement and Series 2015-2 Indenture Supplement for the Notes dated as of July 6, 2015 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2015).

4.4.10	Series 2015-3 Indenture Supplement for the Notes dated as of November 4, 2015 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2015).

4.4.11	Series 2015-4 Indenture Supplement for the Notes dated as of November 4, 2015 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2015).

4.4.12	Series 2016-1 Indenture Supplement for the Notes dated as of August 3, 2016 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware and Barclays Dryrock Funding LLC (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2016).

4.5	Amended and Restated Servicing Agreement dated as of August 1, 2012, as amended and restated as of December 17, 2013, among Barclays Dryrock Funding LLC, Barclays Bank Delaware, Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013).

10.1	Second Amended and Restated Trust Agreement dated as of June 8, 2012, as amended and restated as of August 1, 2012 and as further amended and restated as of December 17, 2013, between Barclays Dryrock Funding LLC and Wilmington Trust, National Association (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013).

10.1.1	First Amendment to Second Amended and Restated Trust Agreement dated as of July 6, 2015, between Barclays Dryrock Funding LLC and Wilmington Trust, National Association (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2015).

10.1.2	Asset Representations Reviewer Agreement dated as of May 13, 2016, by and among Barclays Bank Delaware, Clayton Fixed Income Services LLC and Barclays Dryrock Issuance Trust (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K files with the Securities and Exchange Commission on May 13, 2016).

10.2	Second Amended and Restated Seller Agreement dated as of August 1, 2012, as amended and restated as of December 17, 2013 and as amended and restated as of November 1, 2016, between Barclays Dryrock Funding LLC and Barclays Bank Delaware (incorporated by reference to Exhibit 99 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2016).

10.3	Services Agreement dated as of July 31, 2012 between Barclays Bank PLC and Barclays Bank Delaware (incorporated by reference to Exhibit 99.4 to Amendment No. 2 to Form S-3 Registration Statement (File Nos. 333-182087, 333-182087-01 and 333-182087-02) filed with the Securities and Exchange Commission on August 13, 2012).

31.1	Rule 13a-14(d)/15d-14(d) under the Securities Exchange Act of 1934 Certification (Section 302 of the Sarbanes-Oxley Act of 2002 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria for Barclays Bank Delaware.

33.2	Report on Assessment of Compliance with Servicing Criteria Barclays Bank PLC.

33.3	Report on Assessment of Compliance with Servicing Criteria for REMITCO LLC.

33.4	Report on Assessment of Compliance with Servicing Criteria for U.S. Bank National Association.

34.1	Independent Accountants’ Attestation Report concerning servicing activities of Barclays Bank Delaware.

34.2	Independent Accountants’ Attestation Report concerning servicing activities of Barclays Bank PLC.

34.3	Independent Accountants’ Attestation Report concerning servicing activities of REMITCO LLC.

34.4	Independent Accountants’ Attestation Report concerning servicing activities of U.S. Bank National Association.

35.1	Servicer Compliance Statement of Barclays Bank Delaware.

35.2	Servicer Compliance Statement of Barclays Bank PLC.