Form 10-K
period 2018-12-31
Barclays Dryrock Issuance Trust
filed 2019-04-01
CIK 1552111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2018
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Transition period _______________

Commission File Number of issuing entity: 333-182087-01, 333-197848, 333-200980, 333-205943, 333-228394
Central Index Key Number of issuing entity: 0001552111

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [_] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [_] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [_] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X] Yes [_] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]
Accelerated filer [_]
Non-accelerated filer [X]
Smaller reporting company [_]
Emerging growth company [_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[_] Yes [X] No

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)       Not Applicable.

(a)(2)       Not Applicable.

(a)(3)

Exhibit Number	Description
3.1	Second Amended and Restated Limited Liability Company Agreement of Barclays Dryrock Funding LLC dated as of June 7, 2012, as amended and restated as of August 1, 2012 and as further amended and restated as of December 17, 2013 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
3.1.1	First Amendment to Second Amended and Restated Limited Liability Company Agreement of Barclays Dryrock Funding LLC dated as of May 13, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2016).
4.1	Amended and Restated Receivables Purchase Agreement dated as of August 1, 2012, as amended and restated as of December 17, 2013, between Barclays Dryrock Funding LLC and Barclays Bank Delaware (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
4.2	Amended and Restated Transfer Agreement dated as of August 1, 2012, as amended and restated as of December 17, 2013, among Barclays Dryrock Funding LLC, Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
4.2.1	First Amendment to Amended and Restated Transfer Agreement dated as of March 1, 2017, among Barclays Dryrock Funding LLC, Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2017).
4.3	Amended and Restated Indenture for the Notes dated as of August 1, 2012, as amended and restated as of December 17, 2013, between Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
4.3.1	First Amendment to Amended and Restated Indenture for the Notes dated as of July 6, 2015, between Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2015).
4.4.1	Series 2014-3 Indenture Supplement for the Notes dated as of September 18, 2014 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2014).
4.4.2	Series 2015-1 Indenture Supplement for the Notes dated as of March 12, 2015 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware (incorporated by reference to Exhibit 4.4 to the current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2015).
4.4.3	Series 2015-2 Indenture Supplement for the Notes dated as of June 10, 2015 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware (incorporated by reference to Exhibit 4.4 to the current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2015).

4.4.4	Omnibus Amendment to Series 2012-2 Indenture Supplement, Series 2013-1 Indenture Supplement, Series 2014-1 Indenture Supplement, Series 2014-2 Indenture Supplement, Series 2014-3 Indenture Supplement, Series 2014-4 Indenture Supplement, Series 2014-5 Indenture Supplement, Series 2015-1 Indenture Supplement and Series 2015-2 Indenture Supplement for the Notes dated as of July 6, 2015 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2015).
4.4.5	Series 2015-4 Indenture Supplement for the Notes dated as of November 4, 2015 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2015).
4.4.6	Omnibus Amendment to Series 2014-1 Indenture Supplement, Series 2014-2 Indenture Supplement, Series 2014-3 Indenture Supplement, Series 2014-4 Indenture Supplement, Series 2014-5 Indenture Supplement, Series 2015-1 Indenture Supplement, Series 2015-2 Indenture Supplement, Series 2015-3 Indenture Supplement and Series 2015-4 Indenture Supplement for the Notes dated as of May 13, 2016 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware and Barclays Dryrock Funding LLC (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2016).
4.4.7	Series 2016-1 Indenture Supplement for the Notes dated as of August 3, 2016 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware and Barclays Dryrock Funding LLC (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2016).
4.4.8	Series 2017-1 Indenture Supplement for the Notes dated as of May 23, 2017 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware and Barclays Dryrock Funding LLC (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2017).
4.4.9	Series 2017-2 Indenture Supplement for the Notes dated as of July 31, 2017 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware and Barclays Dryrock Funding LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2017).
4.4.10	Series 2018-1 Indenture Supplement for the Notes dated as of September 21, 2018 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware and Barclays Dryrock Funding LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2018).
4.4.11	Omnibus Amendment to Indenture Supplements and Amended and Restated Indenture dated as of September 21, 2018 between Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2018).
4.5	Amended and Restated Servicing Agreement dated as of August 1, 2012, as amended and restated as of December 17, 2013, among Barclays Dryrock Funding LLC, Barclays Bank Delaware, Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).

10.1	Second Amended and Restated Trust Agreement dated as of June 8, 2012, as amended and restated as of August 1, 2012 and as further amended and restated as of December 17, 2013, between Barclays Dryrock Funding LLC and Wilmington Trust, National Association (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
10.1.1	First Amendment to Second Amended and Restated Trust Agreement dated as of July 6, 2015, between Barclays Dryrock Funding LLC and Wilmington Trust, National Association (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2015).
10.1.2	Asset Representations Reviewer Agreement dated as of May 13, 2016, by and among Barclays Bank Delaware, Clayton Fixed Income Services LLC and Barclays Dryrock Issuance Trust (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K files with the Securities and Exchange Commission on May 13, 2016).
10.2	Second Amended and Restated Seller Agreement dated as of August 1, 2012, as amended and restated as of December 17, 2013 and as amended and restated as of November 1, 2016, between Barclays Dryrock Funding LLC and Barclays Bank Delaware (incorporated by reference to Exhibit 99 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2016).
10.3	Services Agreement dated as of July 31, 2012 between Barclays Bank PLC and Barclays Bank Delaware (incorporated by reference to Exhibit 99.4 to Amendment No. 2 to Form S-3 Registration Statement filed with the Securities and Exchange Commission on August 13, 2012 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
31.1	Rule 13a-14(d)/15d-14(d) under the Securities Exchange Act of 1934 Certification (Section 302 of the Sarbanes-Oxley Act of 2002 Certification).
33.1	Report on Assessment of Compliance with Servicing Criteria for Barclays Bank Delaware.
33.2	Report on Assessment of Compliance with Servicing Criteria for Barclays Bank PLC.
33.3	Report on Assessment of Compliance with Servicing Criteria for REMITCO LLC (First Data Resources, LLC).
33.4	Report on Assessment of Compliance with Servicing Criteria for REMITCO LLC (Deluxe Corporation).
33.5	Report on Assessment of Compliance with Servicing Criteria for U.S. Bank National Association.
34.1	Independent Accountants’ Attestation Report concerning servicing activities of Barclays Bank Delaware.
34.2	Independent Accountants’ Attestation Report concerning servicing activities of Barclays Bank PLC.
34.3	Independent Accountants’ Attestation Report of Ernst & Young LLP concerning servicing activities of REMITCO LLC.
34.4	Independent Accountants’ Attestation Report of Grant Thornton LLP concerning servicing activities of REMITCO LLC.

34.5	Independent Accountants’ Attestation Report concerning servicing activities of U.S. Bank National Association.
35.1	Servicer Compliance Statement of Barclays Bank Delaware.
35.2	Servicer Compliance Statement of Barclays Bank PLC.

(b)       Exhibit list.

Exhibit Number	Description
3.1	Second Amended and Restated Limited Liability Company Agreement of Barclays Dryrock Funding LLC dated as of June 7, 2012, as amended and restated as of August 1, 2012 and as further amended and restated as of December 17, 2013 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
3.1.1	First Amendment to Second Amended and Restated Limited Liability Company Agreement of Barclays Dryrock Funding LLC dated as of May 13, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2016).
4.1	Amended and Restated Receivables Purchase Agreement dated as of August 1, 2012, as amended and restated as of December 17, 2013, between Barclays Dryrock Funding LLC and Barclays Bank Delaware (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
4.2	Amended and Restated Transfer Agreement dated as of August 1, 2012, as amended and restated as of December 17, 2013, among Barclays Dryrock Funding LLC, Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
4.2.1	First Amendment to Amended and Restated Transfer Agreement dated as of March 1, 2017, among Barclays Dryrock Funding LLC, Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2017).
4.3	Amended and Restated Indenture for the Notes dated as of August 1, 2012, as amended and restated as of December 17, 2013, between Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
4.3.1	First Amendment to Amended and Restated Indenture for the Notes dated as of July 6, 2015, between Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2015).
4.4.1	Series 2014-3 Indenture Supplement for the Notes dated as of September 18, 2014 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2014).

4.4.2	Series 2015-1 Indenture Supplement for the Notes dated as of March 12, 2015 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware (incorporated by reference to Exhibit 4.4 to the current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2015).
4.4.3	Series 2015-2 Indenture Supplement for the Notes dated as of June 10, 2015 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware (incorporated by reference to Exhibit 4.4 to the current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2015).
4.4.4	Omnibus Amendment to Series 2012-2 Indenture Supplement, Series 2013-1 Indenture Supplement, Series 2014-1 Indenture Supplement, Series 2014-2 Indenture Supplement, Series 2014-3 Indenture Supplement, Series 2014-4 Indenture Supplement, Series 2014-5 Indenture Supplement, Series 2015-1 Indenture Supplement and Series 2015-2 Indenture Supplement for the Notes dated as of July 6, 2015 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2015).
4.4.5	Series 2015-4 Indenture Supplement for the Notes dated as of November 4, 2015 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2015).
4.4.6	Omnibus Amendment to Series 2014-1 Indenture Supplement, Series 2014-2 Indenture Supplement, Series 2014-3 Indenture Supplement, Series 2014-4 Indenture Supplement, Series 2014-5 Indenture Supplement, Series 2015-1 Indenture Supplement, Series 2015-2 Indenture Supplement, Series 2015-3 Indenture Supplement and Series 2015-4 Indenture Supplement for the Notes dated as of May 13, 2016 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware and Barclays Dryrock Funding LLC (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2016).
4.4.7	Series 2016-1 Indenture Supplement for the Notes dated as of August 3, 2016 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware and Barclays Dryrock Funding LLC (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2016).
4.4.8	Series 2017-1 Indenture Supplement for the Notes dated as of May 23, 2017 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware and Barclays Dryrock Funding LLC (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2017).
4.4.9	Series 2017-2 Indenture Supplement for the Notes dated as of July 31, 2017 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware and Barclays Dryrock Funding LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2017).
4.4.10	Series 2018-1 Indenture Supplement for the Notes dated as of September 21, 2018 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware and Barclays Dryrock Funding LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2018).

4.4.11	Omnibus Amendment to Indenture Supplements and Amended and Restated Indenture dated as of September 21, 2018 between Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2018).
4.5	Amended and Restated Servicing Agreement dated as of August 1, 2012, as amended and restated as of December 17, 2013, among Barclays Dryrock Funding LLC, Barclays Bank Delaware, Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
10.1	Second Amended and Restated Trust Agreement dated as of June 8, 2012, as amended and restated as of August 1, 2012 and as further amended and restated as of December 17, 2013, between Barclays Dryrock Funding LLC and Wilmington Trust, National Association (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
10.1.1	First Amendment to Second Amended and Restated Trust Agreement dated as of July 6, 2015, between Barclays Dryrock Funding LLC and Wilmington Trust, National Association (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2015).
10.1.2	Asset Representations Reviewer Agreement dated as of May 13, 2016, by and among Barclays Bank Delaware, Clayton Fixed Income Services LLC and Barclays Dryrock Issuance Trust (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K files with the Securities and Exchange Commission on May 13, 2016).
10.2	Second Amended and Restated Seller Agreement dated as of August 1, 2012, as amended and restated as of December 17, 2013 and as amended and restated as of November 1, 2016, between Barclays Dryrock Funding LLC and Barclays Bank Delaware (incorporated by reference to Exhibit 99 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2016).
10.3	Services Agreement dated as of July 31, 2012 between Barclays Bank PLC and Barclays Bank Delaware (incorporated by reference to Exhibit 99.4 to Amendment No. 2 to Form S-3 Registration Statement filed with the Securities and Exchange Commission on August 13, 2012 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
31.1	Rule 13a-14(d)/15d-14(d) under the Securities Exchange Act of 1934 Certification (Section 302 of the Sarbanes-Oxley Act of 2002 Certification).
33.1	Report on Assessment of Compliance with Servicing Criteria for Barclays Bank Delaware.
33.2	Report on Assessment of Compliance with Servicing Criteria for Barclays Bank PLC.
33.3	Report on Assessment of Compliance with Servicing Criteria for REMITCO LLC (First Data Resources, LLC).
33.4	Report on Assessment of Compliance with Servicing Criteria for REMITCO LLC (Deluxe Corporation).
33.5	Report on Assessment of Compliance with Servicing Criteria for U.S. Bank National Association.

34.1	Independent Accountants’ Attestation Report concerning servicing activities of Barclays Bank Delaware.
34.2	Independent Accountants’ Attestation Report concerning servicing activities of Barclays Bank PLC.
34.3	Independent Accountants’ Attestation Report of Ernst & Young LLP concerning servicing activities of REMITCO LLC.
34.4	Independent Accountants’ Attestation Report of Grant Thornton LLP concerning servicing activities of REMITCO LLC.
34.5	Independent Accountants’ Attestation Report concerning servicing activities of U.S. Bank National Association.
35.1	Servicer Compliance Statement of Barclays Bank Delaware.
35.2	Servicer Compliance Statement of Barclays Bank PLC.
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

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.

Each of BBD, Barclays Bank PLC (“BBPLC”), REMITCO LLC and U.S. Bank National Association (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the Trust. Each Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of, and for the period from January 1, 2018 to December 31, 2018, which Reports on Assessment are included as exhibits to this Form 10-K. In addition, each Servicing Participant has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K. No Report on Assessment or related Attestation Report has identified: (i) any material instance of noncompliance with the servicing criteria identified in such Report on Assessment as applicable to the related Servicing Participant or (ii) any material deficiency in such Servicing Participant’s policies and procedures to monitor vendor compliance.

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

Date: April 1, 2019

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

No annual report or proxy materials have been sent to security holders and no such report or proxy materials are to be furnished to security holders subject to the filing of this Annual Report on Form 10-K.