Form 10-K
period 2019-12-31
Barclays Dryrock Issuance Trust
filed 2020-03-27
CIK 1552111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2019
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
☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐
Accelerated filer	☐
Non-accelerated filer	☒
Smaller reporting company	☐
Emerging growth company	☐

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)       Not Applicable.

(a)(2)       Not Applicable.

(a)(3)

Exhibit Number	Description

3.1	Second Amended and Restated Limited Liability Company Agreement of Barclays Dryrock Funding LLC dated as of June 7, 2012, as amended and restated as of August 1, 2012 and as further amended and restated as of December 17, 2013 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
3.1.1	First Amendment to Second Amended and Restated Limited Liability Company Agreement of Barclays Dryrock Funding LLC dated as of May 13, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2016).
4.1	Amended and Restated Receivables Purchase Agreement dated as of August 1, 2012, as amended and restated as of December 17, 2013, between Barclays Dryrock Funding LLC and Barclays Bank Delaware (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
4.2	Amended and Restated Transfer Agreement dated as of August 1, 2012, as amended and restated as of December 17, 2013, among Barclays Dryrock Funding LLC, Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
4.2.1	First Amendment to Amended and Restated Transfer Agreement dated as of March 1, 2017, among Barclays Dryrock Funding LLC, Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2017).
4.3	Amended and Restated Indenture for the Notes dated as of August 1, 2012, as amended and restated as of December 17, 2013, between Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
4.3.1	First Amendment to Amended and Restated Indenture for the Notes dated as of July 6, 2015, between Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2015).
4.4.1	Series 2015-1 Indenture Supplement for the Notes dated as of March 12, 2015 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware (incorporated by reference to Exhibit 4.4 to the current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2015).
4.4.2	Omnibus Amendment to Series 2012-2 Indenture Supplement, Series 2013-1 Indenture Supplement, Series 2014-1 Indenture Supplement, Series 2014-2 Indenture Supplement, Series 2014-3 Indenture Supplement, Series 2014-4 Indenture Supplement, Series 2014-5 Indenture Supplement, Series 2015-1 Indenture Supplement and Series 2015-2 Indenture Supplement for the Notes dated as of July 6, 2015 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2015).

4.4.3	Omnibus Amendment to Series 2014-1 Indenture Supplement, Series 2014-2 Indenture Supplement, Series 2014-3 Indenture Supplement, Series 2014-4 Indenture Supplement, Series 2014-5 Indenture Supplement, Series 2015-1 Indenture Supplement, Series 2015-2 Indenture Supplement, Series 2015-3 Indenture Supplement and Series 2015-4 Indenture Supplement for the Notes dated as of May 13, 2016 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware and Barclays Dryrock Funding LLC (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2016).
4.4.4	Series 2017-1 Indenture Supplement for the Notes dated as of May 23, 2017 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware and Barclays Dryrock Funding LLC (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2017).
4.4.5	Series 2017-2 Indenture Supplement for the Notes dated as of July 31, 2017 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware and Barclays Dryrock Funding LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2017).
4.4.6	Series 2018-1 Indenture Supplement for the Notes dated as of September 21, 2018 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware and Barclays Dryrock Funding LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2018).
4.4.7	Omnibus Amendment to Indenture Supplements and Amended and Restated Indenture dated as of September 21, 2018 between Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2018).
4.4.8	Series 2019-1 Indenture Supplement for the Notes dated as of August 15, 2019 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware and Barclays Dryrock Funding LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2019).
4.5	Amended and Restated Servicing Agreement dated as of August 1, 2012, as amended and restated as of December 17, 2013, among Barclays Dryrock Funding LLC, Barclays Bank Delaware, Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
10.1	Second Amended and Restated Trust Agreement dated as of June 8, 2012, as amended and restated as of August 1, 2012 and as further amended and restated as of December 17, 2013, between Barclays Dryrock Funding LLC and Wilmington Trust, National Association (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
10.1.1	First Amendment to Second Amended and Restated Trust Agreement dated as of July 6, 2015, between Barclays Dryrock Funding LLC and Wilmington Trust, National Association (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2015).

10.1.2	Asset Representations Reviewer Agreement dated as of May 13, 2016, by and among Barclays Bank Delaware, Clayton Fixed Income Services LLC and Barclays Dryrock Issuance Trust (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K files with the Securities and Exchange Commission on May 13, 2016).
10.2	Second Amended and Restated Seller Agreement dated as of August 1, 2012, as amended and restated as of December 17, 2013 and as amended and restated as of November 1, 2016, between Barclays Dryrock Funding LLC and Barclays Bank Delaware (incorporated by reference to Exhibit 99 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2016).
10.3	Services Agreement dated as of July 31, 2012 between Barclays Bank PLC and Barclays Bank Delaware (incorporated by reference to Exhibit 99.4 to Amendment No. 2 to Form S-3 Registration Statement filed with the Securities and Exchange Commission on August 13, 2012 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
31.1	Rule 13a-14(d)/15d-14(d) under the Securities Exchange Act of 1934 Certification (Section 302 of the Sarbanes-Oxley Act of 2002 Certification).
33.1	Report on Assessment of Compliance with Servicing Criteria for Barclays Bank Delaware.
33.2	Report on Assessment of Compliance with Servicing Criteria for Barclays Bank PLC.
33.3	Report on Assessment of Compliance with Servicing Criteria for U.S. Bank National Association.
34.1	Independent Accountants’ Attestation Report concerning servicing activities of Barclays Bank Delaware.
34.2	Independent Accountants’ Attestation Report concerning servicing activities of Barclays Bank PLC.
34.3	Independent Accountants’ Attestation Report concerning servicing activities of U.S. Bank National Association.
35.1	Servicer Compliance Statement of Barclays Bank Delaware.
35.2	Servicer Compliance Statement of Barclays Bank PLC.

(b)       (b) Exhibit list.

Exhibit Number	Description
3.1	Second Amended and Restated Limited Liability Company Agreement of Barclays Dryrock Funding LLC dated as of June 7, 2012, as amended and restated as of August 1, 2012 and as further amended and restated as of December 17, 2013 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
3.1.1	First Amendment to Second Amended and Restated Limited Liability Company Agreement of Barclays Dryrock Funding LLC dated as of May 13, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2016).

4.1	Amended and Restated Receivables Purchase Agreement dated as of August 1, 2012, as amended and restated as of December 17, 2013, between Barclays Dryrock Funding LLC and Barclays Bank Delaware (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
4.2	Amended and Restated Transfer Agreement dated as of August 1, 2012, as amended and restated as of December 17, 2013, among Barclays Dryrock Funding LLC, Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
4.2.1	First Amendment to Amended and Restated Transfer Agreement dated as of March 1, 2017, among Barclays Dryrock Funding LLC, Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2017).
4.3	Amended and Restated Indenture for the Notes dated as of August 1, 2012, as amended and restated as of December 17, 2013, between Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
4.3.1	First Amendment to Amended and Restated Indenture for the Notes dated as of July 6, 2015, between Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2015).
4.4.1	Series 2015-1 Indenture Supplement for the Notes dated as of March 12, 2015 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware (incorporated by reference to Exhibit 4.4 to the current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2015).
4.4.2	Omnibus Amendment to Series 2012-2 Indenture Supplement, Series 2013-1 Indenture Supplement, Series 2014-1 Indenture Supplement, Series 2014-2 Indenture Supplement, Series 2014-3 Indenture Supplement, Series 2014-4 Indenture Supplement, Series 2014-5 Indenture Supplement, Series 2015-1 Indenture Supplement and Series 2015-2 Indenture Supplement for the Notes dated as of July 6, 2015 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2015).
4.4.3	Omnibus Amendment to Series 2014-1 Indenture Supplement, Series 2014-2 Indenture Supplement, Series 2014-3 Indenture Supplement, Series 2014-4 Indenture Supplement, Series 2014-5 Indenture Supplement, Series 2015-1 Indenture Supplement, Series 2015-2 Indenture Supplement, Series 2015-3 Indenture Supplement and Series 2015-4 Indenture Supplement for the Notes dated as of May 13, 2016 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware and Barclays Dryrock Funding LLC (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2016).
4.4.4	Series 2017-1 Indenture Supplement for the Notes dated as of May 23, 2017 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware and Barclays Dryrock Funding LLC (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2017).

4.4.5	Series 2017-2 Indenture Supplement for the Notes dated as of July 31, 2017 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware and Barclays Dryrock Funding LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2017).
4.4.6	Series 2018-1 Indenture Supplement for the Notes dated as of September 21, 2018 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware and Barclays Dryrock Funding LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2018).
4.4.7	Omnibus Amendment to Indenture Supplements and Amended and Restated Indenture dated as of September 21, 2018 between Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2018).
4.4.8	Series 2019-1 Indenture Supplement for the Notes dated as of August 15, 2019 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware and Barclays Dryrock Funding LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2019).
4.5	Amended and Restated Servicing Agreement dated as of August 1, 2012, as amended and restated as of December 17, 2013, among Barclays Dryrock Funding LLC, Barclays Bank Delaware, Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
10.1	Second Amended and Restated Trust Agreement dated as of June 8, 2012, as amended and restated as of August 1, 2012 and as further amended and restated as of December 17, 2013, between Barclays Dryrock Funding LLC and Wilmington Trust, National Association (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
10.1.1	First Amendment to Second Amended and Restated Trust Agreement dated as of July 6, 2015, between Barclays Dryrock Funding LLC and Wilmington Trust, National Association (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2015).
10.1.2	Asset Representations Reviewer Agreement dated as of May 13, 2016, by and among Barclays Bank Delaware, Clayton Fixed Income Services LLC and Barclays Dryrock Issuance Trust (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K files with the Securities and Exchange Commission on May 13, 2016).
10.2	Second Amended and Restated Seller Agreement dated as of August 1, 2012, as amended and restated as of December 17, 2013 and as amended and restated as of November 1, 2016, between Barclays Dryrock Funding LLC and Barclays Bank Delaware (incorporated by reference to Exhibit 99 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2016).
10.3	Services Agreement dated as of July 31, 2012 between Barclays Bank PLC and Barclays Bank Delaware (incorporated by reference to Exhibit 99.4 to Amendment No. 2 to Form S-3 Registration Statement filed with the Securities and Exchange Commission on August 13, 2012 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).

31.1	Rule 13a-14(d)/15d-14(d) under the Securities Exchange Act of 1934 Certification (Section 302 of the Sarbanes-Oxley Act of 2002 Certification).
33.1	Report on Assessment of Compliance with Servicing Criteria for Barclays Bank Delaware.
33.2	Report on Assessment of Compliance with Servicing Criteria for Barclays Bank PLC.
33.3	Report on Assessment of Compliance with Servicing Criteria for U.S. Bank National Association.
34.1	Independent Accountants’ Attestation Report concerning servicing activities of Barclays Bank Delaware.
34.2	Independent Accountants’ Attestation Report concerning servicing activities of Barclays Bank PLC.
34.3	Independent Accountants’ Attestation Report concerning servicing activities of U.S. Bank National Association.
35.1	Servicer Compliance Statement of Barclays Bank Delaware.
35.2	Servicer Compliance Statement of Barclays Bank PLC.

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

Item 1117 of Regulation AB: Legal Proceedings.

Except as set forth below, are no legal proceedings pending (or proceedings known to be contemplated by governmental authorities) against any of Barclays Bank Delaware, Barclays Dryrock Funding LLC, U.S. Bank National Association, Wilmington Trust, National Association or Barclays Dryrock Issuance Trust, or of which any property of the foregoing is subject, that are material to holders of the notes.

BBD is a defendant in a number of putative class action cases commenced in 2005 in various federal district courts by merchants alleging that Visa U.S.A., Inc. (“Visa”), MasterCard International (“MasterCard”) and their member banks conspired to fix interchange fees and unlawfully bundle several separate and distinct services, such as payment protection and transaction processing costs, in violation of the U.S. antitrust laws. The merchants also alleged that the defendants imposed other restraints on merchants in connection with accepting payment cards and that such alleged restraints violated the antitrust laws. Visa, MasterCard and several other payment card issuing banks are also defendants in the proceedings, which have been consolidated into a single proceeding in the Eastern District of New York, MDL No. 1720.

The merchants’ complaints sought an unspecified amount of damages and injunctive relief. By an order dated January 9, 2008, the court dismissed class damage claims prior to January 1, 2004; accordingly, the period over which any damages may be awarded is January 1, 2004 to the date of the award.

On July 13, 2012, the parties filed a proposed settlement agreement with the court under which the defendants agreed to pay the class plaintiffs $6.05 billion, to make network rule changes and to give other relief (the “2012 class settlement”). The 2012 class settlement included a provision pursuant to which Visa and MasterCard would reduce U.S. interchange rates 10 bps during an eight-month period from July 29, 2013 through March 29, 2014. On the same day, defendants announced that they reached an agreement in principle to settle with a group of individual plaintiffs that were not members of the class. The 2012 class settlement was approved by District Judge John Gleeson on December 13, 2013, who then entered an agreed form of final judgment on January 14, 2014.

A number of merchants, including several large retailers, elected against participation in the 2012 class settlement, “opting out” of that settlement and pursuing separate actions on the same or similar claims as those alleged by the putative class plaintiffs. Some of these merchants commenced new actions against Visa, MasterCard, and certain member banks, not including BBD, which remain pending. Although the class settlement fund was reduced to account for opt-outs, resulting in a refund to BBD of a portion of its share of the class settlement fund, total settlement payments by BBD to opt-out plaintiffs may be higher than the amount of that refund. If so, BBD will be liable for its share of the excess over the refund under the terms of a judgment sharing agreement with Visa, MasterCard, and the other payment card issuing bank defendants. As of the date hereof, Visa and MasterCard have settled a number of these opt-out actions and BBD has contributed to the settlement of those actions in accordance with the judgment sharing agreements. The amount of those settlements has exceeded what each of those plaintiffs would have been paid as a result of the 2012 class settlement.

The National Retail Federation and a number of merchants appealed the judgment entering the 2012 class settlement to the United States Court of Appeals for the Second Circuit. On June 30, 2016, the Second Circuit reversed District Judge Gleeson’s ruling approving the 2012 class settlement and remanded the action back to the Eastern District of New York.

Following remand of the case, the District Court reappointed counsel to represent members of the putative class seeking primarily (but not exclusively) damages pursuant to Federal Rule of Civil Procedure 23(b)(3) and appointed new counsel to represent class members seeking primarily equitable relief pursuant to Federal Rule of Civil Procedure 23(b)(2).

Counsel for the Rule 23(b)(3) putative class members moved for leave to file an amended complaint adding factual allegations and legal theories to conform to developments in the law, as well as damage claims for additional years of alleged damages. On September 27, 2017, Magistrate Judge James Orenstein granted the Rule 23(b)(3) plaintiffs’ motion to amend in part and denied it in part, allowing the plaintiffs to amend their complaints to add their additional legal and factual theories, but holding that those theories would only apply to the preceding four years and would not relate back to the date of filing of the initial complaints in 2005. On October 30, 2017, the Rule 23(b)(3) plaintiffs filed their amended complaint.

The Rule 23(b)(3) plaintiffs also appealed Magistrate Judge Orenstein’s ruling to District Judge Margo Brodie. On August 30, 2018, District Judge Brodie set aside Magistrate Judge Orenstein’s ruling, holding that plaintiffs’ additional legal and factual theories related back to the original filing dates for the Rule 23(b)(3) complaints and, for similar reasons, that comparable theories advanced by merchants that elected not to participate in the 2012 class settlement and are suing the same defendants separately were entitled to have had their claims considered to be tolled such that they would be treated as timely.

Counsel for the Rule 23(b)(2) putative class members filed a separate complaint seeking broad equitable relief against allegedly anticompetitive conduct as well as Visa and MasterCard network rules (the “Rule 23(b)(2) Class Action”). On January 16, 2019, BBD and the other bank defendants moved to dismiss the Rule 23(b)(2) class plaintiffs’ claims.  On November 20, 2019, the Court denied the bank defendants’ motion to dismiss. Pursuant to a stipulation approved by the Court on May 2, 2017, BBD and the other bank defendants will file an answer to the (b)(2) action complaint on a date to be determined in coordination with the other bank defendants who are named by a number of merchants in certain of the “opt-out” plaintiffs’ actions arising from the 2012 class settlement, to which BBD is not a party.

On February 17, 2017, BBD was named as a defendant in a case filed in Harris County Texas District Court (the “Texas Action”). Plaintiffs allege that Visa, MasterCard, and the named defendant member banks agreed, with respect to Visa and MasterCard branded payment cards, to fix interchange fees, unlawfully bundle separate and distinct services, and otherwise engage in monopolistic and anticompetitive behavior in violation of the Texas Free Enterprise and Antitrust Act of 1983. Plaintiffs seek unspecified damages and injunctive relief. On April 5, 2017, certain defendants, including BBD, filed special appearances in the Texas District Court on the grounds that the court lacks personal jurisdiction over such defendants. On the same day, defendants jointly removed the case to the U.S. District Court for the Southern District of Texas. On April 7, 2017, the plaintiffs moved to remand the case to state court and filed an amended complaint. On August 3, 2017, the action was transferred to the Eastern District of New York to be included in the pending multi-district litigation, MDL No. 1720. The District Court for the Eastern District of New York denied the plaintiffs’ motion to remand on September 18, 2018. On November 26, 2018, the plaintiffs filed a second amended complaint adding claims for violation of Sections I and II of the Sherman Antitrust Act against all defendants. BBD answered the second amended complaint on December 21, 2018. The District Court has yet to establish a calendar for further fact discovery, expert discovery, and substantive motions.

On September 17, 2018, all defendants entered into a settlement agreement with the Rule 23(b)(3) class plaintiffs to resolve their claims (the “Settlement Agreement”).  The Settlement Agreement amends and supersedes the 2012 class settlement. The Settlement Agreement resolves the damages claims of the plaintiffs in the interchange fee litigation pending in the United States District Court for the Eastern District of New York, subject to any of those plaintiffs choosing to opt out of the Settlement Agreement and pursue their own actions, with the class plaintiffs agreeing to receive $6.20 billion to settle this matter. BBD has contributed to the this class settlement in accordance with the judgment sharing agreements. On December 13, 2019, the United States District Court for the Eastern District of New York granted final approval of the Settlement Agreement (the “(b)(3) Class Settlement Final Approval”). Several objectors have filed appeals in connection with the (b)(3) Class Settlement Final Approval.

On July 20, 2019, forty-five merchants filed an opt-out suit in the Northern District of California, asserting claims against Visa and MasterCard that are generally similar to the claims raised by the Rule 23(b)(3) plaintiffs. This suit was transferred to the Eastern District of New York to be coordinated with the MDL No. 1720 proceedings. Since July 2019, several additional opt-out claims have been initiated, and BBD anticipates that additional opt-out claims may be initiated. While the Settlement Agreement provides that the class settlement fund will be reduced to account for opt-outs, resulting in a refund to BBD of a portion of its share of the class settlement fund provided by the Settlement Agreement, total settlement payments by BBD to opt-out plaintiffs that opt out of the Settlement Agreement may be higher than the amount of that refund. If so, BBD will be liable for its share of the excess over the refund under the terms of a judgment sharing agreement with Visa, MasterCard, and the other payment card issuing bank defendants.

Because of the inherent uncertainties involved in the Rule 23(b)(2) Class Action, the “opt-out” plaintiffs’ actions arising from the 2012 class settlement, the Texas Action, and the prospect of additional “opt-out” plaintiffs’ actions arising from the Settlement Agreement, it is too early to reliably estimate the ultimate liability BBD may incur or whether the results could be material to the operation or cash flows of BBD. Any reduction in the interchange fees paid by merchants to banks could adversely impact the business operations of credit card issuers, such as BBD, and could reduce the amount of interchange included in finance charge collections.

Item 1119 of Regulation AB: Affiliations and Certain Relationships and Related Transactions.

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.

Each of BBD, Barclays Bank PLC (“BBPLC”) and U.S. Bank National Association (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the Trust. Each Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of, and for the period from January 1, 2019 to December 31, 2019, which Reports on Assessment are included as exhibits to this Form 10-K. In addition, each Servicing Participant has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K. No Report on Assessment or related Attestation Report has identified: (i) any material instance of noncompliance with the servicing criteria identified in such Report on Assessment as applicable to the related Servicing Participant or (ii) any material deficiency in such Servicing Participant’s policies and procedures to monitor vendor compliance.

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

Date: March 27, 2020

Barclays Dryrock Issuance Trust

By: Barclays Bank Delaware, as Servicer

By:	/s/ Angelo Del Giudice
Name: Angelo Del Giudice
Title: Chief Financial Officer

*Angelo Del Giudice is the senior officer in charge of the servicing function of Barclays Bank Delaware

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy materials have been sent to security holders and no such report or proxy materials are to be furnished to security holders subject to the filing of this Annual Report on Form 10-K.