Form 10-K
period 2020-12-31
Barclays Dryrock Issuance Trust
filed 2021-03-26
CIK 1552111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-K
________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2020
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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)       Not Applicable.

(a)(2)       Not Applicable.

(a)(3)

Exhibit Number	Description

3.1	Second Amended and Restated Limited Liability Company Agreement of Barclays Dryrock Funding LLC dated as of June 7, 2012, as amended and restated as of August 1, 2012 and as further amended and restated as of December 17, 2013 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
3.1.1	First Amendment to Second Amended and Restated Limited Liability Company Agreement of Barclays Dryrock Funding LLC dated as of May 13, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2016).
4.1	Amended and Restated Receivables Purchase Agreement dated as of August 1, 2012, as amended and restated as of December 17, 2013, between Barclays Dryrock Funding LLC and Barclays Bank Delaware (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
4.2	Amended and Restated Transfer Agreement dated as of August 1, 2012, as amended and restated as of December 17, 2013, among Barclays Dryrock Funding LLC, Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
4.2.1	First Amendment to Amended and Restated Transfer Agreement dated as of March 1, 2017, among Barclays Dryrock Funding LLC, Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2017).
4.3	Amended and Restated Indenture for the Notes dated as of August 1, 2012, as amended and restated as of December 17, 2013, between Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
4.3.1	First Amendment to Amended and Restated Indenture for the Notes dated as of July 6, 2015, between Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2015 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
4.4.1	Series 2018-1 Indenture Supplement for the Notes dated as of September 21, 2018 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware and Barclays Dryrock Funding LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2018).
4.4.2	Omnibus Amendment to Indenture Supplements and Amended and Restated Indenture dated as of September 21, 2018 between Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2018).
4.4.3	Series 2019-1 Indenture Supplement for the Notes dated as of August 15, 2019 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware and Barclays Dryrock Funding LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2019).

4.5	Amended and Restated Servicing Agreement dated as of August 1, 2012, as amended and restated as of December 17, 2013, among Barclays Dryrock Funding LLC, Barclays Bank Delaware, Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
10.1	Second Amended and Restated Trust Agreement dated as of June 8, 2012, as amended and restated as of August 1, 2012 and as further amended and restated as of December 17, 2013, between Barclays Dryrock Funding LLC and Wilmington Trust, National Association (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
10.1.1	First Amendment to Second Amended and Restated Trust Agreement dated as of July 6, 2015, between Barclays Dryrock Funding LLC and Wilmington Trust, National Association (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2015 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
10.1.2	Asset Representations Reviewer Agreement dated as of May 13, 2016, by and among Barclays Bank Delaware, Clayton Fixed Income Services LLC and Barclays Dryrock Issuance Trust (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K files with the Securities and Exchange Commission on May 13, 2016).
10.2	Second Amended and Restated Seller Agreement dated as of August 1, 2012, as amended and restated as of December 17, 2013 and as amended and restated as of November 1, 2016, between Barclays Dryrock Funding LLC and Barclays Bank Delaware (incorporated by reference to Exhibit 99 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2016).
10.3	Services Agreement dated as of July 31, 2012 between Barclays Bank PLC and Barclays Bank Delaware (incorporated by reference to Exhibit 99.4 to Amendment No. 2 to Form S-3 Registration Statement filed with the Securities and Exchange Commission on August 13, 2012 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
31.1	Rule 13a-14(d)/15d-14(d) under the Securities Exchange Act of 1934 Certification (Section 302 of the Sarbanes-Oxley Act of 2002 Certification).
33.1	Report on Assessment of Compliance with Servicing Criteria for Barclays Bank Delaware.
33.2	Report on Assessment of Compliance with Servicing Criteria for Barclays Bank PLC.
33.3	Report on Assessment of Compliance with Servicing Criteria for U.S. Bank National Association.
34.1	Report of Independent Registered Public Accounting Firm concerning servicing activities of Barclays Bank Delaware.
34.2	Report of Independent Registered Public Accounting Firm concerning servicing activities of Barclays Bank PLC.
34.3	Independent Accountants’ Attestation Report concerning servicing activities of U.S. Bank National Association.
35.1	Servicer Compliance Statement of Barclays Bank Delaware.
35.2	Servicer Compliance Statement of Barclays Bank PLC.

       (b)       Exhibit list.

Exhibit Number	Description
3.1	Second Amended and Restated Limited Liability Company Agreement of Barclays Dryrock Funding LLC dated as of June 7, 2012, as amended and restated as of August 1, 2012 and as further amended and restated as of December 17, 2013 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
3.1.1	First Amendment to Second Amended and Restated Limited Liability Company Agreement of Barclays Dryrock Funding LLC dated as of May 13, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2016).
4.1	Amended and Restated Receivables Purchase Agreement dated as of August 1, 2012, as amended and restated as of December 17, 2013, between Barclays Dryrock Funding LLC and Barclays Bank Delaware (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
4.2	Amended and Restated Transfer Agreement dated as of August 1, 2012, as amended and restated as of December 17, 2013, among Barclays Dryrock Funding LLC, Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
4.2.1	First Amendment to Amended and Restated Transfer Agreement dated as of March 1, 2017, among Barclays Dryrock Funding LLC, Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2017).
4.3	Amended and Restated Indenture for the Notes dated as of August 1, 2012, as amended and restated as of December 17, 2013, between Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
4.3.1	First Amendment to Amended and Restated Indenture for the Notes dated as of July 6, 2015, between Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2015 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
4.4.1	Series 2018-1 Indenture Supplement for the Notes dated as of September 21, 2018 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware and Barclays Dryrock Funding LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2018).
4.4.2	Omnibus Amendment to Indenture Supplements and Amended and Restated Indenture dated as of September 21, 2018 between Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2018).

4.4.3	Series 2019-1 Indenture Supplement for the Notes dated as of August 15, 2019 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware and Barclays Dryrock Funding LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2019).
4.5	Amended and Restated Servicing Agreement dated as of August 1, 2012, as amended and restated as of December 17, 2013, among Barclays Dryrock Funding LLC, Barclays Bank Delaware, Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
10.1	Second Amended and Restated Trust Agreement dated as of June 8, 2012, as amended and restated as of August 1, 2012 and as further amended and restated as of December 17, 2013, between Barclays Dryrock Funding LLC and Wilmington Trust, National Association (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
10.1.1	First Amendment to Second Amended and Restated Trust Agreement dated as of July 6, 2015, between Barclays Dryrock Funding LLC and Wilmington Trust, National Association (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2015 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
10.1.2	Asset Representations Reviewer Agreement dated as of May 13, 2016, by and among Barclays Bank Delaware, Clayton Fixed Income Services LLC and Barclays Dryrock Issuance Trust (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K files with the Securities and Exchange Commission on May 13, 2016).
10.2	Second Amended and Restated Seller Agreement dated as of August 1, 2012, as amended and restated as of December 17, 2013 and as amended and restated as of November 1, 2016, between Barclays Dryrock Funding LLC and Barclays Bank Delaware (incorporated by reference to Exhibit 99 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2016).
10.3	Services Agreement dated as of July 31, 2012 between Barclays Bank PLC and Barclays Bank Delaware (incorporated by reference to Exhibit 99.4 to Amendment No. 2 to Form S-3 Registration Statement filed with the Securities and Exchange Commission on August 13, 2012 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
31.1	Rule 13a-14(d)/15d-14(d) under the Securities Exchange Act of 1934 Certification (Section 302 of the Sarbanes-Oxley Act of 2002 Certification).
33.1	Report on Assessment of Compliance with Servicing Criteria for Barclays Bank Delaware.
33.2	Report on Assessment of Compliance with Servicing Criteria for Barclays Bank PLC.
33.3	Report on Assessment of Compliance with Servicing Criteria for U.S. Bank National Association.
34.1	Report of Independent Registered Public Accounting Firm concerning servicing activities of Barclays Bank Delaware.
34.2	Report of Independent Registered Public Accounting Firm concerning servicing activities of Barclays Bank PLC.

34.3	Independent Accountants’ Attestation Report concerning servicing activities of U.S. Bank National Association.
35.1	Servicer Compliance Statement of Barclays Bank Delaware.
35.2	Servicer Compliance Statement of Barclays Bank PLC.

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

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.

Each of BBD, Barclays Bank PLC (“BBPLC”) and U.S. Bank National Association (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the Trust. Each Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of, and for the period from January 1, 2020 to December 31, 2020, which Reports on Assessment are included as exhibits to this Form 10-K. In addition, each Servicing Participant has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K. No Report on Assessment or related Attestation Report has identified: (i) any material instance of noncompliance with the servicing criteria identified in such Report on Assessment as applicable to the related Servicing Participant or (ii) any material deficiency in such Servicing Participant’s policies and procedures to monitor vendor compliance.

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

Date: March 26, 2021

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