Form 10-K
period 2021-12-31
Barclays Dryrock Issuance Trust
filed 2022-03-25
CIK 1552111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-K
________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
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

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)(1)       Not Applicable.

(a)(2)       Not Applicable.

(a)(3)

Exhibit Number	Description
3.1	Second Amended and Restated Limited Liability Company Agreement of Barclays Dryrock Funding LLC dated as of June 7, 2012, as amended and restated as of August 1, 2012 and as further amended and restated as of December 17, 2013 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
3.1.1	First Amendment to Second Amended and Restated Limited Liability Company Agreement of Barclays Dryrock Funding LLC dated as of May 13, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2016 (File Nos. 333-205943, 333-205943-01 and 333-205943-02)).
4.1	Amended and Restated Receivables Purchase Agreement dated as of August 1, 2012, as amended and restated as of December 17, 2013, between Barclays Dryrock Funding LLC and Barclays Bank Delaware (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
4.2	Amended and Restated Transfer Agreement dated as of August 1, 2012, as amended and restated as of December 17, 2013, among Barclays Dryrock Funding LLC, Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
4.2.1	First Amendment to Amended and Restated Transfer Agreement dated as of March 1, 2017, among Barclays Dryrock Funding LLC, Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2017 (File Nos. 333-205943, 333-205943-01 and 333-205943-02)).
4.3	Amended and Restated Indenture for the Notes dated as of August 1, 2012, as amended and restated as of December 17, 2013, between Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
4.3.1	First Amendment to Amended and Restated Indenture for the Notes dated as of July 6, 2015, between Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2015 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
4.4.1	Omnibus Amendment to Indenture Supplements and Amended and Restated Indenture dated as of September 21, 2018 between Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2018 (File Nos. 333-205943, 333-205943-01 and 333-205943-02)).
4.4.2	Series 2019-1 Indenture Supplement for the Notes dated as of August 15, 2019 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware and Barclays Dryrock Funding LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2019 (File Nos. 333-205943, 333-205943-01 and 333-205943-02)).

4.4.3	Series 2021-1 Indenture Supplement for the Notes dated as of September 22, 2021 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware and Barclays Dryrock Funding LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2021 (File Nos. 333-205943, 333-205943-01 and 333-205943-02)).
4.5	Amended and Restated Servicing Agreement dated as of August 1, 2012, as amended and restated as of December 17, 2013, among Barclays Dryrock Funding LLC, Barclays Bank Delaware, Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
10.1	Second Amended and Restated Trust Agreement dated as of June 8, 2012, as amended and restated as of August 1, 2012 and as further amended and restated as of December 17, 2013, between Barclays Dryrock Funding LLC and Wilmington Trust, National Association (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
10.1.1	First Amendment to Second Amended and Restated Trust Agreement dated as of July 6, 2015, between Barclays Dryrock Funding LLC and Wilmington Trust, National Association (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2015 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
10.1.2	Asset Representations Reviewer Agreement dated as of May 13, 2016, by and among Barclays Bank Delaware, Clayton Fixed Income Services LLC and Barclays Dryrock Issuance Trust (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K files with the Securities and Exchange Commission on May 13, 2016 (File Nos. 333-205943, 333-205943-01 and 333-205943-02)).
10.2	Second Amended and Restated Seller Agreement dated as of August 1, 2012, as amended and restated as of December 17, 2013 and as amended and restated as of November 1, 2016, between Barclays Dryrock Funding LLC and Barclays Bank Delaware (incorporated by reference to Exhibit 99 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2016 (File Nos. 333-205943, 333-205943-01 and 333-205943-02)).
10.3	Services Agreement dated as of July 31, 2012 between Barclays Bank PLC and Barclays Bank Delaware (incorporated by reference to Exhibit 99.4 to Amendment No. 2 to Form S-3 Registration Statement filed with the Securities and Exchange Commission on August 13, 2012 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
31.1	Rule 13a-14(d)/15d-14(d) under the Securities Exchange Act of 1934 Certification (Section 302 of the Sarbanes-Oxley Act of 2002 Certification).
33.1	Report on Assessment of Compliance with Servicing Criteria for Barclays Bank Delaware.
33.2	Report on Assessment of Compliance with Servicing Criteria for Barclays Bank PLC.
33.3	Report on Assessment of Compliance with Servicing Criteria for U.S. Bank National Association.
34.1	Report of Independent Registered Public Accounting Firm concerning servicing activities of Barclays Bank Delaware.
34.2	Report of Independent Registered Public Accounting Firm concerning servicing activities of Barclays Bank PLC.
34.3	Independent Accountants’ Attestation Report concerning servicing activities of U.S. Bank National Association.
35.1	Servicer Compliance Statement of Barclays Bank Delaware.
35.2	Servicer Compliance Statement of Barclays Bank PLC.

(b)       Exhibit list.

Exhibit Number	Description
3.1	Second Amended and Restated Limited Liability Company Agreement of Barclays Dryrock Funding LLC dated as of June 7, 2012, as amended and restated as of August 1, 2012 and as further amended and restated as of December 17, 2013 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
3.1.1	First Amendment to Second Amended and Restated Limited Liability Company Agreement of Barclays Dryrock Funding LLC dated as of May 13, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2016 (File Nos. 333-205943, 333-205943-01 and 333-205943-02)).
4.1	Amended and Restated Receivables Purchase Agreement dated as of August 1, 2012, as amended and restated as of December 17, 2013, between Barclays Dryrock Funding LLC and Barclays Bank Delaware (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
4.2	Amended and Restated Transfer Agreement dated as of August 1, 2012, as amended and restated as of December 17, 2013, among Barclays Dryrock Funding LLC, Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
4.2.1	First Amendment to Amended and Restated Transfer Agreement dated as of March 1, 2017, among Barclays Dryrock Funding LLC, Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2017 (File Nos. 333-205943, 333-205943-01 and 333-205943-02)).
4.3	Amended and Restated Indenture for the Notes dated as of August 1, 2012, as amended and restated as of December 17, 2013, between Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
4.3.1	First Amendment to Amended and Restated Indenture for the Notes dated as of July 6, 2015, between Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2015 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).

4.4.1	Omnibus Amendment to Indenture Supplements and Amended and Restated Indenture dated as of September 21, 2018 between Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2018 (File Nos. 333-205943, 333-205943-01 and 333-205943-02)).
4.4.2	Series 2019-1 Indenture Supplement for the Notes dated as of August 15, 2019 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware and Barclays Dryrock Funding LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2019 (File Nos. 333-205943, 333-205943-01 and 333-205943-02)).
4.4.3	Series 2021-1 Indenture Supplement for the Notes dated as of September 22, 2021 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware and Barclays Dryrock Funding LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2021 (File Nos. 333-205943, 333-205943-01 and 333-205943-02)).
4.5	Amended and Restated Servicing Agreement dated as of August 1, 2012, as amended and restated as of December 17, 2013, among Barclays Dryrock Funding LLC, Barclays Bank Delaware, Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
10.1	Second Amended and Restated Trust Agreement dated as of June 8, 2012, as amended and restated as of August 1, 2012 and as further amended and restated as of December 17, 2013, between Barclays Dryrock Funding LLC and Wilmington Trust, National Association (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
10.1.1	First Amendment to Second Amended and Restated Trust Agreement dated as of July 6, 2015, between Barclays Dryrock Funding LLC and Wilmington Trust, National Association (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2015 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
10.1.2	Asset Representations Reviewer Agreement dated as of May 13, 2016, by and among Barclays Bank Delaware, Clayton Fixed Income Services LLC and Barclays Dryrock Issuance Trust (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K files with the Securities and Exchange Commission on May 13, 2016 (File Nos. 333-205943, 333-205943-01 and 333-205943-02)).
10.2	Second Amended and Restated Seller Agreement dated as of August 1, 2012, as amended and restated as of December 17, 2013 and as amended and restated as of November 1, 2016, between Barclays Dryrock Funding LLC and Barclays Bank Delaware (incorporated by reference to Exhibit 99 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2016 (File Nos. 333-205943, 333-205943-01 and 333-205943-02)).
10.3	Services Agreement dated as of July 31, 2012 between Barclays Bank PLC and Barclays Bank Delaware (incorporated by reference to Exhibit 99.4 to Amendment No. 2 to Form S-3 Registration Statement filed with the Securities and Exchange Commission on August 13, 2012 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
31.1	Rule 13a-14(d)/15d-14(d) under the Securities Exchange Act of 1934 Certification (Section 302 of the Sarbanes-Oxley Act of 2002 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria for Barclays Bank Delaware.
33.2	Report on Assessment of Compliance with Servicing Criteria for Barclays Bank PLC.
33.3	Report on Assessment of Compliance with Servicing Criteria for U.S. Bank National Association.
34.1	Report of Independent Registered Public Accounting Firm concerning servicing activities of Barclays Bank Delaware.
34.2	Report of Independent Registered Public Accounting Firm concerning servicing activities of Barclays Bank PLC.
34.3	Independent Accountants’ Attestation Report concerning servicing activities of U.S. Bank National Association.
35.1	Servicer Compliance Statement of Barclays Bank Delaware.
35.2	Servicer Compliance Statement of Barclays Bank PLC.

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

Item 1117 of Regulation AB: Legal Proceedings.

Except as set forth below, there are no legal proceedings pending (or proceedings known to be contemplated by governmental authorities) against any of Barclays Bank Delaware, Barclays Dryrock Funding LLC, U.S. Bank National Association, Wilmington Trust, National Association or Barclays Dryrock Issuance Trust, or of which any property of the foregoing is subject, that are material to holders of the notes.

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

Counsel for the Rule 23(b)(2) putative class members filed a separate complaint seeking broad equitable relief against allegedly anticompetitive conduct as well as Visa and MasterCard network rules (the “Rule 23(b)(2) Class Action”). On January 16, 2019, BBD and the other bank defendants moved to dismiss the Rule 23(b)(2) class plaintiffs’ claims.  On November 20, 2019, the Court denied the bank defendants’ motion to dismiss. BBD and the other bank defendants filed answers to the complaint on May 18, 2020. On June 1, 2020, defendants and the Rule 23(b)(2) class plaintiffs each moved for summary judgment on various issues, which motions have been fully briefed as of December 21, 2020 and are pending before the District Court. On December 18, 2020, the Rule 23(b)(2) class plaintiffs moved to certify a class, and District Judge Brodie granted the motion for class certification on September 27, 2021.

On February 17, 2017, BBD was named as a defendant in a case filed in Harris County Texas District Court (the “Texas Action”). Plaintiffs alleged that Visa, MasterCard, and the named defendant member banks agreed, with respect to Visa and MasterCard branded payment cards, to fix interchange fees, unlawfully bundle separate and distinct services, and otherwise engage in monopolistic and anticompetitive behavior in violation of the Texas Free Enterprise and Antitrust Act of 1983. Plaintiffs sought unspecified damages and injunctive relief. On April 5, 2017, defendants jointly removed the case to the U.S. District Court for the Southern District of Texas, and on August 3, 2017, the action was transferred to the Eastern District of New York to be included in the pending multi-district litigation, MDL No. 1720. On November 26, 2018, plaintiffs filed a second amended complaint adding claims for violation of Sections I and II of the Sherman Antitrust Act against all defendants. BBD answered the second amended complaint on December 21, 2018. Pursuant to the terms of a confidential settlement, plaintiffs dismissed their claims with prejudice on May 4, 2020. BBD has contributed to the settlement of this action in accordance with the judgment sharing agreements. The Texas Action is now concluded.

On September 17, 2018, all defendants entered into a settlement agreement with the Rule 23(b)(3) class plaintiffs to resolve their claims (the “Settlement Agreement”).  The Settlement Agreement amends and supersedes the 2012 class settlement. The Settlement Agreement resolves the damages claims of the plaintiffs in the interchange fee litigation pending in the United States District Court for the Eastern District of New York, subject to any of those plaintiffs choosing to opt out of the Settlement Agreement and pursue their own actions, with the class plaintiffs agreeing to receive $6.20 billion to settle this matter. BBD has contributed to the class settlement in accordance with the judgment sharing agreements. On December 13, 2019, the United States District Court for the Eastern District of New York granted final approval of the Settlement Agreement (the “(b)(3) Class Settlement Final Approval”). Several objectors have filed appeals in connection with the (b)(3) Class Settlement Final Approval. The appeals have been fully briefed, and the Second Circuit is scheduled hear the appeals on March 16, 2022.

On July 20, 2019, forty-five merchants filed an opt-out suit in the Northern District of California, asserting claims against Visa and MasterCard that are generally similar to the claims raised by the Rule 23(b)(3) plaintiffs. This suit was transferred to the Eastern District of New York to be coordinated with the MDL No. 1720 proceedings. Since July 2019, several additional opt-out claims have been initiated, and BBD anticipates that additional opt-out claims may be initiated. While the Settlement Agreement provides that the class settlement fund will be reduced to account for opt-outs, resulting in a refund to BBD of a portion of its share of the class settlement fund provided by the Settlement Agreement, total settlement payments by BBD to opt-out plaintiffs that opt out of the Settlement Agreement may be higher than the amount of that refund. If so, BBD will be liable for its share of the excess over the refund under the terms of a judgment sharing agreement with Visa, MasterCard, and the other payment card issuing bank defendants. As of the date hereof, Visa and MasterCard have settled a number of these additional opt-out actions, and BBD has contributed to the settlement of those actions in accordance with the judgment sharing agreements.

Because of the inherent uncertainties involved in the Rule 23(b)(2) Class Action, the “opt-out” plaintiffs’ actions arising from the 2012 class settlement, and the prospect of additional “opt-out” plaintiffs’ actions arising from the Settlement Agreement, it is too early to reliably estimate the ultimate liability BBD may incur or whether the results could be material to the operation or cash flows of BBD. Any reduction in the interchange fees paid by merchants to banks could adversely impact the business operations of credit card issuers, such as BBD, and could reduce the amount of interchange included in finance charge collections.

Item 1119 of Regulation AB: Affiliations and Certain Relationships and Related Transactions.

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.

Each of BBD, Barclays Bank PLC (“BBPLC”) and U.S. Bank National Association (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the Trust. Each Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of, and for the period from January 1, 2021 to December 31, 2021, which Reports on Assessment are included as exhibits to this Form 10-K. In addition, each Servicing Participant has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K. No Report on Assessment or related Attestation Report has identified: (i) any material instance of noncompliance with the servicing criteria identified in such Report on Assessment as applicable to the related Servicing Participant or (ii) any material deficiency in such Servicing Participant’s policies and procedures to monitor vendor compliance.

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

Date: March 25, 2022

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