Form 10-K
period 2022-12-31
Barclays Dryrock Issuance Trust
filed 2023-03-24
CIK 1552111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________

FORM 10-K
___________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2022
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Transition period _______________

Commission File Number of issuing entity: 333-205943, 333-228394, 333-264933
Central Index Key Number of issuing entity: 0001552111

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

Documents Incorporated by Reference. None.

EXPLANATORY NOTES

Pursuant to an Assignment and Assumption Agreement, dated as of January 27, 2022 between U.S. Bank National Association (“U.S. Bank N.A.”) and U.S. Bank Trust Company, National Association (“U.S. Bank Trust Co.”) and as a result of the transfer of substantially all of U.S. Bank N.A.’s corporate trust business to U.S. Bank Trust Co., effective as of May 1, 2022, U.S. Bank Trust Co. succeeded U.S. Bank N.A. as the indenture trustee, note registrar and paying agent under the Indenture between Issuing Entity and U.S. Bank N.A., dated August 1, 2012, as amended and restated as of December 17, 2013 (the “Indenture”), for the benefit of the noteholders. The duties and responsibilities of the indenture trustee, limitations on the indenture trustee's liability and indemnification under the transaction agreements and the contractual provisions regarding the indenture trustee's removal, replacement or resignation under the transaction agreements and other information contemplated by Item 1109(a)(3) through (6) of Regulation AB remains unchanged from the information described in the final prospectus, dated April 13, 2022 and filed with the Commission on April 14, 2022. U.S. Bank N.A. and U.S. Bank Trust Co. do not bifurcate their platforms, so they have provided a single Item 1122(d) report on assessment of compliance.

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

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)(1)       Not Applicable.

(a)(2)       Not Applicable.

(a)(3)       See Item 15(b) below.

(b)       Exhibits

The exhibits listed below are either included or incorporated by reference as indicated:

Exhibit Number	Description
3.1	Second Amended and Restated Limited Liability Company Agreement of Barclays Dryrock Funding LLC dated as of June 7, 2012, as amended and restated as of August 1, 2012 and as further amended and restated as of December 17, 2013 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
3.1.1	First Amendment to Second Amended and Restated Limited Liability Company Agreement of Barclays Dryrock Funding LLC dated as of May 13, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2016 (File Nos. 333-205943, 333-205943-01 and 333-205943-02)).
4.1	Amended and Restated Receivables Purchase Agreement dated as of August 1, 2012, as amended and restated as of December 17, 2013, between Barclays Dryrock Funding LLC and Barclays Bank Delaware (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
4.1.1	First Amendment to Amended and Restated Receivables Purchase Agreement dated as of April 1, 2022, among Barclays Bank Delaware and Barclays Dryrock Funding LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2022 (File Nos. 333-205943, 333-205943-01 and 333-205943-02)).
4.2	Amended and Restated Transfer Agreement dated as of August 1, 2012, as amended and restated as of December 17, 2013, among Barclays Dryrock Funding LLC, Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
4.2.1	First Amendment to Amended and Restated Transfer Agreement dated as of March 1, 2017, among Barclays Dryrock Funding LLC, Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2017 (File Nos. 333-205943, 333-205943-01 and 333-205943-02)).

4.2.2	Second Amendment to Amended and Restated Transfer Agreement dated as of April 1, 2022, among Barclays Dryrock Funding LLC, Barclays Dryrock Issuance Trust and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2022 (File Nos. 333-205943, 333-205943-01 and 333-205943-02)).
4.3	Amended and Restated Indenture for the Notes dated as of August 1, 2012, as amended and restated as of December 17, 2013, between Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
4.3.1	First Amendment to Amended and Restated Indenture for the Notes dated as of July 6, 2015, between Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2015 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
4.4.1	Omnibus Amendment to Indenture Supplements and Amended and Restated Indenture dated as of September 21, 2018 between Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2018 (File Nos. 333-205943, 333-205943-01 and 333-205943-02)).
4.4.2	Series 2019-1 Indenture Supplement for the Notes dated as of August 15, 2019 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware and Barclays Dryrock Funding LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2019 (File Nos. 333-205943, 333-205943-01 and 333-205943-02)).
4.4.3	Series 2021-1 Indenture Supplement for the Notes dated as of September 22, 2021 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware and Barclays Dryrock Funding LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2021 (File Nos. 333-205943, 333-205943-01 and 333-205943-02)).
4.4.4	Series 2022-1 Indenture Supplement for the Notes dated as of April 21, 2022 between Barclays Dryrock Issuance Trust and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), and acknowledged and agreed to by Barclays Bank Delaware and Barclays Dryrock Funding LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2022 (File Nos. 333-205943, 333-205943-01 and 333-205943-02)).
4.5	Amended and Restated Servicing Agreement dated as of August 1, 2012, as amended and restated as of December 17, 2013, among Barclays Dryrock Funding LLC, Barclays Bank Delaware, Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
10.1	Second Amended and Restated Trust Agreement dated as of June 8, 2012, as amended and restated as of August 1, 2012 and as further amended and restated as of December 17, 2013, between Barclays Dryrock Funding LLC and Wilmington Trust, National Association (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).

10.1.1	First Amendment to Second Amended and Restated Trust Agreement dated as of July 6, 2015, between Barclays Dryrock Funding LLC and Wilmington Trust, National Association (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2015 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
10.2	Asset Representations Reviewer Agreement dated as of May 13, 2016, by and among Barclays Bank Delaware, Clayton Fixed Income Services LLC and Barclays Dryrock Issuance Trust (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K files with the Securities and Exchange Commission on May 13, 2016 (File Nos. 333-205943, 333-205943-01 and 333-205943-02)).
10.3	Second Amended and Restated Seller Agreement dated as of August 1, 2012, as amended and restated as of December 17, 2013 and as amended and restated as of November 1, 2016, between Barclays Dryrock Funding LLC and Barclays Bank Delaware (incorporated by reference to Exhibit 99 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2016 (File Nos. 333-205943, 333-205943-01 and 333-205943-02)).
10.4	Services Agreement dated as of July 31, 2012 between Barclays Bank PLC and Barclays Bank Delaware (incorporated by reference to Exhibit 99.4 to Amendment No. 2 to Form S-3 Registration Statement filed with the Securities and Exchange Commission on August 13, 2012 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
10.5	Securities Account Control Agreement dated as of April 29, 2022, among Barclays Dryrock Issuance Trust, Barclays Bank Delaware, U.S. Bank Trust Company, National Association and U.S. Bank National Association (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2022 (File Nos. 333-205943, 333-205943-01 and 333-205943-02)).
31.1	Rule 13a-14(d)/15d-14(d) under the Securities Exchange Act of 1934 Certification (Section 302 of the Sarbanes-Oxley Act of 2002 Certification).
33.1	Report on Assessment of Compliance with Servicing Criteria for Barclays Bank Delaware.
33.2	Report on Assessment of Compliance with Servicing Criteria for Barclays Bank PLC.
33.3	Report on Assessment of Compliance with Servicing Criteria for U.S. Bank National Association and U.S. Bank Trust Company, National Association.
34.1	Report of Independent Registered Public Accounting Firm concerning servicing activities of Barclays Bank Delaware.
34.2	Report of Independent Registered Public Accounting Firm concerning servicing activities of Barclays Bank PLC.
34.3	Independent Accountants’ Attestation Report concerning servicing activities of U.S. Bank National Association and U.S. Bank Trust Company, National Association.
35.1	Servicer Compliance Statement of Barclays Bank Delaware.
35.2	Servicer Compliance Statement of Barclays Bank PLC.

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

Item 1117 of Regulation AB: Legal Proceedings.

Except as set forth below, there are no legal proceedings pending (or proceedings known to be contemplated by governmental authorities) against any of Barclays Bank Delaware, Barclays Dryrock Funding LLC, U.S. Bank National Association, Wilmington Trust, National Association or Barclays Dryrock Issuance Trust, or of which any property of the foregoing is subject, that are material to holders of the notes. BBD is a defendant in a number of putative class action cases commenced in 2005 in various federal district courts by merchants alleging that Visa U.S.A., Inc. (“Visa”), MasterCard International (“MasterCard”) and their member banks conspired to fix interchange fees and unlawfully bundle several separate and distinct services, such as payment protection and transaction processing costs, in violation of the U.S. antitrust laws. The merchants also alleged that the defendants imposed other restraints on merchants in connection with accepting payment cards and that such alleged restraints violated the antitrust laws. Visa, MasterCard, and several other payment card issuing banks are also defendants in the proceedings, which have been consolidated into a single proceeding in the Eastern District of New York, MDL No. 1720.

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

On September 17, 2018, all defendants entered into a settlement agreement with the Rule 23(b)(3) class plaintiffs to resolve their claims (the “Settlement Agreement”). The Settlement Agreement amends and supersedes the 2012 class settlement. The Settlement Agreement resolves the damages claims of the plaintiffs in the interchange fee litigation pending in the United States District Court for the Eastern District of New York, subject to any of those plaintiffs choosing to opt out of the Settlement Agreement and pursue their own actions, with the class plaintiffs agreeing to receive $6.20 billion to settle this matter. BBD has contributed to the class settlement in accordance with the judgment sharing agreements. On December 13, 2019, the United States District Court for the Eastern District of New York granted final approval of the Settlement Agreement (the “(b)(3) Class Settlement Final Approval”). Several objectors have filed appeals in connection with the (b)(3) Class Settlement Final Approval. The appeals have been fully briefed, and the Second Circuit heard those appeals on March 16, 2022. On July 8, 2022, the Second Circuit requested that the District Court confirm that its order approving the 2018 Settlement could be certified as a final judgment for assessment by the Second Circuit, notwithstanding the District Court’s stated intention to appoint a special master to resolve certain disputes related to who may claim settlement funds. On July 18, 2022, the District Court issued an order confirming that all other aspects of the Damages Settlement constituted a final judgment. A final decision on the appeal remains pending.

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

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.

Each of BBD, Barclays Bank PLC (“BBPLC”), U.S. Bank National Association and U.S. Bank Trust Company, National Association (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the Trust. Each Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of, and for the period from January 1, 2022 to December 31, 2022 (or portion thereof, if applicable), which Reports on Assessment are included as exhibits to this Form 10-K. In addition, each Servicing Participant has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K. No Report on Assessment or related Attestation Report has identified: (i) any material instance of noncompliance with the servicing criteria identified in such Report on Assessment as applicable to the related Servicing Participant or (ii) any material deficiency in such Servicing Participant’s policies and procedures to monitor vendor compliance.

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

Date: March 24, 2023

Barclays Dryrock Funding LLC

By:	/s/ Wai Chung
Name: Wai Chung*
Title: Treasurer

*Wai Chung is the senior officer in charge of the securitization of Barclays Dryrock Funding LLC

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy materials have been sent to security holders and no such report or proxy materials are to be furnished to security holders subject to the filing of this Annual Report on Form 10-K.