Form 10-K/A
period 2022-12-31
Barclays Dryrock Issuance Trust; Barclays Dryrock Funding LLC
filed 2023-03-31
CIK 1552111, 1551964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________

FORM 10-K/A
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

Documents Incorporated by Reference. None.

EXPLANATORY NOTES

This amended 10-K is being filed solely to add the depositor as a co-registrant.

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

Date: March 31, 2023

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