Form 10-K
period 2023-12-31
Barclays Dryrock Issuance Trust; Barclays Dryrock Funding LLC
filed 2024-03-25
CIK 1552111, 1551964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2023
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

Large accelerated filer ☐
Accelerated filer ☐
Non-accelerated filer ☒
Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

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

Item 1C: Cybersecurity

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

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)(1)       Not Applicable.

(a)(2)       Not Applicable.

(a)(3)       See Item 15(b) below.

(b)       Exhibits

The exhibits listed below are either included or incorporated by reference as indicated:

Exhibit Number	Description
3.1	Second Amended and Restated Limited Liability Company Agreement of Barclays Dryrock Funding LLC dated as of June 7, 2012, as amended and restated as of August 1, 2012 and as further amended and restated as of December 17, 2013 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
3.1.1	First Amendment to Second Amended and Restated Limited Liability Company Agreement of Barclays Dryrock Funding LLC dated as of May 13, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2016 (File Nos. 333-205943, 333-205943-01 and 333-205943-02)).
4.1	Amended and Restated Receivables Purchase Agreement dated as of August 1, 2012, as amended and restated as of December 17, 2013, between Barclays Dryrock Funding LLC and Barclays Bank Delaware (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
4.1.1	First Amendment to Amended and Restated Receivables Purchase Agreement dated as of April 1, 2022, among Barclays Bank Delaware and Barclays Dryrock Funding LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2022 (File Nos. 333-205943, 333-205943-01 and 333-205943-02)).
4.2	Amended and Restated Transfer Agreement dated as of August 1, 2012, as amended and restated as of December 17, 2013, among Barclays Dryrock Funding LLC, Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
4.2.1	First Amendment to Amended and Restated Transfer Agreement dated as of March 1, 2017, among Barclays Dryrock Funding LLC, Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2017 (File Nos. 333-205943, 333-205943-01 and 333-205943-02)).
4.2.2	Second Amendment to Amended and Restated Transfer Agreement dated as of April 1, 2022, among Barclays Dryrock Funding LLC, Barclays Dryrock Issuance Trust and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2022 (File Nos. 333-205943, 333-205943-01 and 333-205943-02)).
4.3	Amended and Restated Indenture for the Notes dated as of August 1, 2012, as amended and restated as of December 17, 2013, between Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
4.3.1	First Amendment to Amended and Restated Indenture for the Notes dated as of July 6, 2015, between Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2015 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).

4.4.1	Omnibus Amendment to Indenture Supplements and Amended and Restated Indenture dated as of September 21, 2018 between Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2018 (File Nos. 333-205943, 333-205943-01 and 333-205943-02)).
4.4.2	Series 2021-1 Indenture Supplement for the Notes dated as of September 22, 2021 between Barclays Dryrock Issuance Trust and U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware and Barclays Dryrock Funding LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2021 (File Nos. 333-205943, 333-205943-01 and 333-205943-02)).
4.4.3	Series 2022-1 Indenture Supplement for the Notes dated as of April 21, 2022 between Barclays Dryrock Issuance Trust and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), and acknowledged and agreed to by Barclays Bank Delaware and Barclays Dryrock Funding LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2022 (File Nos. 333-205943, 333-205943-01 and 333-205943-02)).
4.4.4	Series 2023-1 Indenture Supplement for the Notes dated as of April 25, 2023 between Barclays Dryrock Issuance Trust and U.S. Bank Trust Company, National Association, and acknowledged and agreed to by Barclays Bank Delaware and Barclays Dryrock Funding LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2023 (File Nos. 333-205943, 333-205943-01 and 333-205943-02)).
4.4.5	Series 2023-2 Indenture Supplement for the Notes dated as of November 20, 2023 between Barclays Dryrock Issuance Trust and U.S. Bank Trust Company, National Association, and acknowledged and agreed to by Barclays Bank Delaware and Barclays Dryrock Funding LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2023 (File Nos. 333-205943, 333-205943-01 and 333-205943-02)).
4.5	Amended and Restated Servicing Agreement dated as of August 1, 2012, as amended and restated as of December 17, 2013, among Barclays Dryrock Funding LLC, Barclays Bank Delaware, Barclays Dryrock Issuance Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
10.1	Second Amended and Restated Trust Agreement dated as of June 8, 2012, as amended and restated as of August 1, 2012 and as further amended and restated as of December 17, 2013, between Barclays Dryrock Funding LLC and Wilmington Trust, National Association (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
10.1.1	First Amendment to Second Amended and Restated Trust Agreement dated as of July 6, 2015, between Barclays Dryrock Funding LLC and Wilmington Trust, National Association (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2015 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
10.2	Asset Representations Reviewer Agreement dated as of May 13, 2016, by and among Barclays Bank Delaware, Clayton Fixed Income Services LLC and Barclays Dryrock Issuance Trust (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K files with the Securities and Exchange Commission on May 13, 2016 (File Nos. 333-205943, 333-205943-01 and 333-205943-02)).

10.3	Second Amended and Restated Seller Agreement dated as of August 1, 2012, as amended and restated as of December 17, 2013 and as amended and restated as of November 1, 2016, between Barclays Dryrock Funding LLC and Barclays Bank Delaware (incorporated by reference to Exhibit 99 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2016 (File Nos. 333-205943, 333-205943-01 and 333-205943-02)).
10.4	Services Agreement dated as of July 31, 2012 between Barclays Bank PLC and Barclays Bank Delaware (incorporated by reference to Exhibit 99.4 to Amendment No. 2 to Form S-3 Registration Statement filed with the Securities and Exchange Commission on August 13, 2012 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
10.5	Securities Account Control Agreement dated as of April 29, 2022, among Barclays Dryrock Issuance Trust, Barclays Bank Delaware, U.S. Bank Trust Company, National Association and U.S. Bank National Association (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2022 (File Nos. 333-205943, 333-205943-01 and 333-205943-02)).
31.1	Rule 13a-14(d)/15d-14(d) under the Securities Exchange Act of 1934 Certification (Section 302 of the Sarbanes-Oxley Act of 2002 Certification).
33.1	Report on Assessment of Compliance with Servicing Criteria for Barclays Bank Delaware.
33.2	Report on Assessment of Compliance with Servicing Criteria for Barclays Bank PLC.
33.3	Report on Assessment of Compliance with Servicing Criteria for U.S. Bank National Association and U.S. Bank Trust Company, National Association.
34.1	Report of Independent Registered Public Accounting Firm concerning servicing activities of Barclays Bank Delaware.
34.2	Report of Independent Registered Public Accounting Firm concerning servicing activities of Barclays Bank PLC.
34.3	Independent Accountants’ Attestation Report concerning servicing activities of U.S. Bank National Association and U.S. Bank Trust Company, National Association.
35.1	Servicer Compliance Statement of Barclays Bank Delaware.
35.2	Servicer Compliance Statement of Barclays Bank PLC.

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

BBD is a defendant in a number of putative class action cases commenced in 2005 in various federal district courts by merchants alleging that Visa U.S.A., Inc. (“Visa”), MasterCard International (“MasterCard”), and their member banks conspired to fix interchange fees and unlawfully bundle several separate and distinct services, such as payment protection and transaction processing costs, in violation of the U.S. antitrust laws. The merchants also alleged that the defendants imposed other restraints on merchants in connection with accepting payment cards and that such alleged restraints violated the antitrust laws. Visa, MasterCard, and several other payment card issuing banks are also defendants in the proceedings, which have been consolidated into a single proceeding in the United States District Court for the Eastern District of New York (the “District Court”), MDL No. 1720.

The merchants’ complaints sought an unspecified amount of damages and injunctive relief. By an order dated January 9, 2008, the court dismissed class damage claims prior to January 1, 2004; accordingly, the period over which any damages may be awarded is January 1, 2004 to the date of the award.

On July 13, 2012, the parties filed a proposed settlement agreement with the court under which the defendants agreed to pay the class plaintiffs $6.05 billion, to make network rule changes and to give other relief (the “2012 Settlement”). The 2012 Settlement included a provision pursuant to which Visa and MasterCard would reduce U.S. interchange rates 10 bps during an eight-month period from July 29, 2013 through March 29, 2014. On the same day, defendants announced that they reached an agreement in principle to settle with a group of individual plaintiffs that were not members of the class. The 2012 Settlement was approved by District Judge John Gleeson on December 13, 2013, who then entered an agreed form of final judgment on January 14, 2014.

A number of merchants, including several large retailers, elected against participation in the 2012 Settlement, “opting out” of that settlement and pursuing separate actions on the same or similar claims as those alleged by the putative class plaintiffs (the “2012 Settlement Opt-Out Actions”). Some of these merchants commenced new actions against Visa, MasterCard, and certain member banks, not including BBD, which remain pending. Although the class settlement fund was reduced to account for opt-outs, resulting in a refund to BBD of a portion of its share of the class settlement fund, total settlement payments by BBD to opt-out plaintiffs will be higher than the amount of that refund. BBD will be liable for its share of the excess over the refund under the terms of a judgment sharing agreement with Visa, MasterCard, and the other payment card issuing bank defendants. As of the date hereof, Visa and MasterCard have settled a number of the 2012 Settlement Opt-Out Actions and BBD has contributed to the settlement of those actions in accordance with the judgment sharing agreements. The amount of those settlements has exceeded what each of those plaintiffs would have been paid as a result of the 2012 Settlement.

The National Retail Federation and a number of merchants appealed the judgment entering the 2012 Settlement to the United States Court of Appeals for the Second Circuit (the “Second Circuit”). On June 30, 2016, the Second Circuit reversed District Judge Gleeson’s ruling approving the 2012 Settlement and remanded the action back to the District Court.

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

Counsel for the Rule 23(b)(2) putative class members filed a separate complaint seeking broad equitable relief against allegedly anticompetitive conduct as well as Visa and MasterCard network rules (the “Rule 23(b)(2) Class Action”). On January 16, 2019, BBD and the other bank defendants moved to dismiss the Rule 23(b)(2) class plaintiffs’ claims.  On November 20, 2019, the Court denied the bank defendants’ motion to dismiss. BBD and the other bank defendants filed answers to the complaint on May 18, 2020. On June 1, 2020, Defendants and the Rule 23(b)(2) class plaintiffs each moved for summary judgment on various issues, which motions were fully briefed as of December 21, 2020. Three of defendants’ five summary judgment motions relevant to the Rule 23(b)(2) Class Action have been resolved; the unresolved motions (including motions filed by plaintiffs) remain pending before the District Court. On December 18, 2020, the Rule 23(b)(2) class plaintiffs also moved to certify a class, and District Judge Brodie granted the motion for class certification on September 27, 2021.

On September 17, 2018, all defendants entered into a settlement agreement with the Rule 23(b)(3) class plaintiffs to resolve their claims (the “2018 Settlement”).  The 2018 Settlement amends and supersedes the 2012 Settlement. The 2018 Settlement resolves the damages claims of the plaintiffs in the interchange fee litigation pending in the District Court, subject to any of those plaintiffs choosing to opt out of the 2018 Settlement and pursue their own actions, with the class plaintiffs agreeing to receive $6.20 billion to settle this matter. BBD contributed to the class settlement in accordance with the judgment sharing agreements. On December 13, 2019, the District Court granted final approval of the 2018 Settlement (the “2018 Settlement Approval”). Several objectors filed appeals in connection with the 2018 Settlement Approval, and the Second Circuit rejected those objections in a decision issued on March 15, 2023, and remanded the case back to the District Court for recalculation of a $900,000 service award to the lead plaintiffs that was found to be excessive. On April 25, 2023, the Second Circuit denied a request for panel rehearing or, in the alternative, rehearing en banc. The time for appealing the Second Circuit’s decision has passed and the parties are preparing for the claims administration process.

On July 20, 2019, forty-five merchants filed an opt-out suit in the Northern District of California, asserting claims against Visa and MasterCard that are generally similar to the claims raised by the Rule 23(b)(3) plaintiffs, and several additional opt-outs were filed since then (the “2018 Settlement Opt-Out Actions”). The 2018 Settlement Opt-Out Actions filed outside the District Court were transferred to the District Court to be coordinated with the MDL No. 1720 proceedings. While the 2018 Settlement provides that the class settlement fund will be reduced to account for opt-outs, resulting in a refund to BBD of a portion of its share of the class settlement fund provided by the 2018 Settlement, total settlement payments by BBD to opt-out plaintiffs that opt out of the 2018 Settlement will be higher than the amount of that refund. BBD will be liable for its share of the excess over the refund under the terms of a judgment sharing agreement with Visa, MasterCard, and the other payment card issuing bank defendants. As of the date hereof, Visa and MasterCard have settled a number of the 2018 Settlement Opt-Out Actions, and BBD has contributed to the settlement of those actions in accordance with the judgment sharing agreements.

Because of the inherent uncertainties involved in the Rule 23(b)(2) Class Action, the 2012 Settlement Opt-Out Actions, and the 2018 Settlement Opt-Out Actions, it is too early to reliably estimate the ultimate liability BBD may incur or whether the results could be material to the operation or cash flows of BBD. Any reduction in the interchange fees paid by merchants to banks could adversely impact the business operations of credit card issuers, such as BBD, and could reduce the amount of interchange included in finance charge collections.

Item 1119 of Regulation AB: Affiliations and Certain Relationships and Related Transactions.

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.

Each of BBD, Barclays Bank PLC (“BBPLC”), U.S. Bank National Association and U.S. Bank Trust Company, National Association (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the Trust. Each Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of, and for the period from January 1, 2023 to December 31, 2023 (or portion thereof, if applicable), which Reports on Assessment are included as exhibits to this Form 10-K. In addition, each Servicing Participant has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K. No Report on Assessment or related Attestation Report has identified: (i) any material instance of noncompliance with the servicing criteria identified in such Report on Assessment as applicable to the related Servicing Participant or (ii) any material deficiency in such Servicing Participant’s policies and procedures to monitor vendor compliance.

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

Date: March 25, 2024

Barclays Dryrock Funding LLC

By:	/s/ Danielle Manley
Name: Danielle Manley*
Title: President

*Danielle Manley is the senior officer in charge of the securitization of Barclays Dryrock Funding LLC

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy materials have been sent to security holders and no such report or proxy materials are to be furnished to security holders subject to the filing of this Annual Report on Form 10-K.