Form 10-K
period 2024-12-31
Barclays Dryrock Issuance Trust; Barclays Dryrock Funding LLC
filed 2025-03-27
CIK 1552111, 1551964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2024
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

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)(1)       Not Applicable.

(a)(2)       Not Applicable.

(a)(3)       See Item 15(b) below.

(b)       Exhibits

The exhibits listed below are either included or incorporated by reference as indicated:

Exhibit Number	Description
3.1	Second Amended and Restated Limited Liability Company Agreement of Barclays Dryrock Funding LLC dated as of June 7, 2012, as amended and restated as of August 1, 2012 and as further amended and restated as of December 17, 2013 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
3.1.1	First Amendment to Second Amended and Restated Limited Liability Company Agreement of Barclays Dryrock Funding LLC dated as of May 13, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2016 (File Nos. 333-205943, 333-205943-01 and 333-205943-02)).
4.1	Amended and Restated Receivables Purchase Agreement dated as of August 1, 2012, as amended and restated as of December 17, 2013, between Barclays Dryrock Funding LLC and Barclays Bank Delaware (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
4.1.1	First Amendment to Amended and Restated Receivables Purchase Agreement dated as of April 1, 2022, among Barclays Bank Delaware and Barclays Dryrock Funding LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2022 (File Nos. 333-205943, 333-205943-01 and 333-205943-02)).
4.2	Amended and Restated Transfer Agreement dated as of August 1, 2012, as amended and restated as of December 17, 2013, among Barclays Dryrock Funding LLC, Barclays Dryrock Issuance Trust and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
4.2.1	First Amendment to Amended and Restated Transfer Agreement dated as of March 1, 2017, among Barclays Dryrock Funding LLC, Barclays Dryrock Issuance Trust and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2017 (File Nos. 333-205943, 333-205943-01 and 333-205943-02)).
4.2.2	Second Amendment to Amended and Restated Transfer Agreement dated as of April 1, 2022, among Barclays Dryrock Funding LLC, Barclays Dryrock Issuance Trust and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2022 (File Nos. 333-205943, 333-205943-01 and 333-205943-02)).
4.3	Amended and Restated Indenture for the Notes dated as of August 1, 2012, as amended and restated as of December 17, 2013, between Barclays Dryrock Issuance Trust and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
4.3.1	First Amendment to Amended and Restated Indenture for the Notes dated as of July 6, 2015, between Barclays Dryrock Issuance Trust and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2015 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).

4.4.1	Omnibus Amendment to Indenture Supplements and Amended and Restated Indenture dated as of September 21, 2018 between Barclays Dryrock Issuance Trust and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2018 (File Nos. 333-205943, 333-205943-01 and 333-205943-02)).
4.4.2	Series 2021-1 Indenture Supplement for the Notes dated as of September 22, 2021 between Barclays Dryrock Issuance Trust and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association, and acknowledged and agreed to by Barclays Bank Delaware and Barclays Dryrock Funding LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2021 (File Nos. 333-205943, 333-205943-01 and 333-205943-02)).
4.4.3	Series 2022-1 Indenture Supplement for the Notes dated as of April 21, 2022 between Barclays Dryrock Issuance Trust and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), and acknowledged and agreed to by Barclays Bank Delaware and Barclays Dryrock Funding LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2022 (File Nos. 333-205943, 333-205943-01 and 333-205943-02)).
4.4.4	Series 2023-1 Indenture Supplement for the Notes dated as of April 25, 2023 between Barclays Dryrock Issuance Trust and U.S. Bank Trust Company, National Association, and acknowledged and agreed to by Barclays Bank Delaware and Barclays Dryrock Funding LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2023 (File Nos. 333-205943, 333-205943-01 and 333-205943-02)).
4.4.5	Series 2023-2 Indenture Supplement for the Notes dated as of November 20, 2023 between Barclays Dryrock Issuance Trust and U.S. Bank Trust Company, National Association, and acknowledged and agreed to by Barclays Bank Delaware and Barclays Dryrock Funding LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2023 (File Nos. 333-205943, 333-205943-01 and 333-205943-02)).
4.5	Amended and Restated Servicing Agreement dated as of August 1, 2012, as amended and restated as of December 17, 2013, among Barclays Dryrock Funding LLC, Barclays Bank Delaware, Barclays Dryrock Issuance Trust and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
10.1	Second Amended and Restated Trust Agreement dated as of June 8, 2012, as amended and restated as of August 1, 2012 and as further amended and restated as of December 17, 2013, between Barclays Dryrock Funding LLC and Wilmington Trust, National Association (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
10.1.1	First Amendment to Second Amended and Restated Trust Agreement dated as of July 6, 2015, between Barclays Dryrock Funding LLC and Wilmington Trust, National Association (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2015 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
10.2	Asset Representations Reviewer Agreement dated as of May 13, 2016, by and among Barclays Bank Delaware, Clayton Fixed Income Services LLC and Barclays Dryrock Issuance Trust (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K files with the Securities and Exchange Commission on May 13, 2016 (File Nos. 333-205943, 333-205943-01 and 333-205943-02)).

10.3	Second Amended and Restated Seller Agreement dated as of August 1, 2012, as amended and restated as of December 17, 2013 and as amended and restated as of November 1, 2016, between Barclays Dryrock Funding LLC and Barclays Bank Delaware (incorporated by reference to Exhibit 99 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2016 (File Nos. 333-205943, 333-205943-01 and 333-205943-02)).
10.4	Services Agreement dated as of July 31, 2012 between Barclays Bank PLC and Barclays Bank Delaware (incorporated by reference to Exhibit 99.4 to Amendment No. 2 to Form S-3 Registration Statement filed with the Securities and Exchange Commission on August 13, 2012 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
10.5	Securities Account Control Agreement dated as of April 29, 2022, among Barclays Dryrock Issuance Trust, Barclays Bank Delaware, U.S. Bank Trust Company, National Association and U.S. Bank National Association (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2022 (File Nos. 333-205943, 333-205943-01 and 333-205943-02)).
31.1	Rule 13a-14(d)/15d-14(d) under the Securities Exchange Act of 1934 Certification (Section 302 of the Sarbanes-Oxley Act of 2002 Certification).
33.1	Report on Assessment of Compliance with Servicing Criteria for Barclays Bank Delaware.
33.2	Report on Assessment of Compliance with Servicing Criteria for Barclays Bank PLC.
33.3	Report on Assessment of Compliance with Servicing Criteria for U.S. Bank National Association and U.S. Bank Trust Company, National Association.
34.1	Report of Independent Registered Public Accounting Firm concerning servicing activities of Barclays Bank Delaware.
34.2	Report of Independent Registered Public Accounting Firm concerning servicing activities of Barclays Bank PLC.
34.3	Independent Accountants’ Attestation Report concerning servicing activities of U.S. Bank National Association and U.S. Bank Trust Company, National Association.
35.1	Servicer Compliance Statement of Barclays Bank Delaware.
35.2	Servicer Compliance Statement of Barclays Bank PLC.

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

On July 20, 2019, forty-five merchants filed an opt-out suit in the Northern District of California, asserting claims against Visa and MasterCard that are generally similar to the claims raised by the Rule 23(b)(3) plaintiffs, and several additional opt-outs were filed since then (the “2018 Settlement Opt-Out Actions”). The 2018 Settlement Opt-Out Actions filed outside the District Court were transferred to the District Court to be coordinated with the MDL No. 1720 proceedings. BBD is not a named defendant in any of the 2018 Settlement Opt-Out Actions. The 2018 Settlement Opt-Out Actions that were filed outside the District Court were transferred to the District Court to be coordinated with the MDL No. 1720 proceedings. Three of the 2018 Settlement Opt-Out Actions have now been remanded from the District Court to the trial courts to which they were originally filed, with trials in two of those cases scheduled to commence in October 2025. Two other 2018 Settlement Opt-Out Actions remain pending in the District Court. While the 2018 Settlement provides that the class settlement fund will be reduced to account for opt-outs, resulting in a refund to BBD of a portion of its share of the class settlement fund provided by the 2018 Settlement, total settlement payments by BBD to opt-out plaintiffs that opt out of the 2018 Settlement will be higher than the amount of that refund. BBD will be liable for its share of the excess over the refund under the terms of a judgment sharing agreement with Visa, MasterCard, and the other payment card issuing bank defendants. As of the date hereof, Visa and MasterCard have settled a number of the 2018 Settlement Opt-Out Actions, and BBD has contributed to the settlement of those actions in accordance with the judgment sharing agreements.

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

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.

Each of BBD, Barclays Bank PLC (“BBPLC”), U.S. Bank National Association and U.S. Bank Trust Company, National Association (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the Trust. Each Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of, and for the period from January 1, 2024 to December 31, 2024 (or portion thereof, if applicable), which Reports on Assessment are included as exhibits to this Form 10-K. In addition, each Servicing Participant has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K. No Report on Assessment or related Attestation Report has identified: (i) any material instance of noncompliance with the servicing criteria identified in such Report on Assessment as applicable to the related Servicing Participant or (ii) any material deficiency in such Servicing Participant’s policies and procedures to monitor vendor compliance.

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

Date: March 27, 2025

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