Form 10-K/A
period 2024-12-31
Barclays Dryrock Issuance Trust; Barclays Dryrock Funding LLC
filed 2025-03-31
CIK 1552111, 1551964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Documents Incorporated by Reference. None.

EXPLANATORY NOTE

This Amendment No. 1 amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the Securities and Exchange Commission on March 27, 2025 (the “Original Form 10-K”) and is being filed solely for the purpose of including links to Exhibits 34.1 and 34.2.

Other than as discussed above, this Form 10-K/A does not update or amend any other information as originally filed on the Original Form 10-K and does not otherwise reflect events occurring after the original filing date of the Original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and with other filings made by the issuing entity with the Securities and Exchange Commission subsequent to the filing of the Original Form 10-K.

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

Date: March 31, 2025

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