Form 10-K
period 2025-12-31
Barclays Dryrock Issuance Trust; Barclays Dryrock Funding LLC
filed 2026-03-26
CIK 1552111, 1551964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2025
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Transition period _______________

Commission File Number of issuing entity: 333-264933, 333-290698
Central Index Key Number of issuing entity: 0001552111

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

Large accelerated filer ☐
Accelerated filer ☐
Non-accelerated filer ☒
Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to ?240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

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

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)(1)       Not Applicable.

(a)(2)       Not Applicable.

(a)(3)       See Item 15(b) below.

(b)       Exhibits

The exhibits listed below are either included or incorporated by reference as indicated:

Exhibit Number	Description
3.1	Second Amended and Restated Limited Liability Company Agreement of Barclays Dryrock Funding LLC dated as of June 7, 2012, as amended and restated as of August 1, 2012 and as further amended and restated as of December 17, 2013 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
3.1.1	First Amendment to Second Amended and Restated Limited Liability Company Agreement of Barclays Dryrock Funding LLC dated as of May 13, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2016 (File Nos. 333-205943, 333-205943-01 and 333-205943-02)).
4.1	Amended and Restated Receivables Purchase Agreement dated as of August 1, 2012, as amended and restated as of December 17, 2013, between Barclays Dryrock Funding LLC and Barclays Bank Delaware (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
4.1.1	First Amendment to Amended and Restated Receivables Purchase Agreement dated as of April 1, 2022, among Barclays Bank Delaware and Barclays Dryrock Funding LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2022 (File Nos. 333-205943, 333-205943-01 and 333-205943-02)).
4.2	Amended and Restated Transfer Agreement dated as of August 1, 2012, as amended and restated as of December 17, 2013, among Barclays Dryrock Funding LLC, Barclays Dryrock Issuance Trust and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
4.2.1	First Amendment to Amended and Restated Transfer Agreement dated as of March 1, 2017, among Barclays Dryrock Funding LLC, Barclays Dryrock Issuance Trust and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2017 (File Nos. 333-205943, 333-205943-01 and 333-205943-02)).
4.2.2	Second Amendment to Amended and Restated Transfer Agreement dated as of April 1, 2022, among Barclays Dryrock Funding LLC, Barclays Dryrock Issuance Trust and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2022 (File Nos. 333-205943, 333-205943-01 and 333-205943-02)).
4.3	Amended and Restated Indenture for the Notes dated as of August 1, 2012, as amended and restated as of December 17, 2013, between Barclays Dryrock Issuance Trust and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
4.3.1	First Amendment to Amended and Restated Indenture for the Notes dated as of July 6, 2015, between Barclays Dryrock Issuance Trust and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2015 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).

4.4.1	Omnibus Amendment to Indenture Supplements and Amended and Restated Indenture dated as of September 21, 2018 between Barclays Dryrock Issuance Trust and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2018 (File Nos. 333-205943, 333-205943-01 and 333-205943-02)).
4.4.2	Series 2023-1 Indenture Supplement for the Notes dated as of April 25, 2023 between Barclays Dryrock Issuance Trust and U.S. Bank Trust Company, National Association, and acknowledged and agreed to by Barclays Bank Delaware and Barclays Dryrock Funding LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2023 (File Nos. 333-205943, 333-205943-01 and 333-205943-02)).
4.5	Amended and Restated Servicing Agreement dated as of August 1, 2012, as amended and restated as of December 17, 2013, among Barclays Dryrock Funding LLC, Barclays Bank Delaware, Barclays Dryrock Issuance Trust and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
10.1	Second Amended and Restated Trust Agreement dated as of June 8, 2012, as amended and restated as of August 1, 2012 and as further amended and restated as of December 17, 2013, between Barclays Dryrock Funding LLC and Wilmington Trust, National Association (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
10.1.1	First Amendment to Second Amended and Restated Trust Agreement dated as of July 6, 2015, between Barclays Dryrock Funding LLC and Wilmington Trust, National Association (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2015 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
10.2	Asset Representations Reviewer Agreement dated as of May 13, 2016, by and among Barclays Bank Delaware, Clayton Fixed Income Services LLC and Barclays Dryrock Issuance Trust (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K files with the Securities and Exchange Commission on May 13, 2016 (File Nos. 333-205943, 333-205943-01 and 333-205943-02)).
10.3	Second Amended and Restated Seller Agreement dated as of August 1, 2012, as amended and restated as of December 17, 2013 and as amended and restated as of November 1, 2016, between Barclays Dryrock Funding LLC and Barclays Bank Delaware (incorporated by reference to Exhibit 99 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2016 (File Nos. 333-205943, 333-205943-01 and 333-205943-02)).
10.4	Services Agreement dated as of July 31, 2012 between Barclays Bank PLC and Barclays Bank Delaware (incorporated by reference to Exhibit 99.4 to Amendment No. 2 to Form S-3 Registration Statement filed with the Securities and Exchange Commission on August 13, 2012 (File Nos. 333-182087, 333-182087-01 and 333-182087-02)).
10.5	Securities Account Control Agreement dated as of April 29, 2022, among Barclays Dryrock Issuance Trust, Barclays Bank Delaware, U.S. Bank Trust Company, National Association and U.S. Bank National Association (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2022 (File Nos. 333-205943, 333-205943-01 and 333-205943-02)).
31.1	Rule 13a-14(d)/15d-14(d) under the Securities Exchange Act of 1934 Certification (Section 302 of the Sarbanes-Oxley Act of 2002 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria for Barclays Bank Delaware.
33.2	Report on Assessment of Compliance with Servicing Criteria for Barclays Bank PLC.
33.3	Report on Assessment of Compliance with Servicing Criteria for U.S. Bank National Association and U.S. Bank Trust Company, National Association.
34.1	Report of Independent Registered Public Accounting Firm concerning servicing activities of Barclays Bank Delaware.
34.2	Report of Independent Registered Public Accounting Firm concerning servicing activities of Barclays Bank PLC.
34.3	Independent Accountants’ Attestation Report concerning servicing activities of U.S. Bank National Association and U.S. Bank Trust Company, National Association.
35.1	Servicer Compliance Statement of Barclays Bank Delaware.
35.2	Servicer Compliance Statement of Barclays Bank PLC.

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

Item 1117 of Regulation AB: Legal Proceedings.

Except as set forth below, there are no legal proceedings pending (or proceedings known to be contemplated by governmental authorities) against any of Barclays Bank Delaware (“BBD”), Barclays Dryrock Funding LLC, U.S. Bank National Association, Wilmington Trust, National Association or Barclays Dryrock Issuance Trust, or of which any property of the foregoing is subject, that are material to holders of the notes.

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

The National Retail Federation and a number of merchants appealed the judgment entering the 2012 class Settlement to the United States Court of Appeals for the Second Circuit (the “Second Circuit”). On June 30, 2016, the Second Circuit reversed District Judge Gleeson’s ruling approving the 2012 Settlement and remanded the action back to the District Court.

Following remand of the case, the District Court reappointed counsel to represent members of the putative class seeking primarily (but not exclusively) damages pursuant to Federal Rule of Civil Procedure 23(b)(3) (the “Damages Class Plaintiffs”) and appointed new counsel to represent class members seeking primarily equitable relief pursuant to Federal Rule of Civil Procedure 23(b)(2) (the “Injunctive Class Plaintiffs”). Counsel for the Damages Class Plaintiffs filed an amended complaint seeking additional damages for a longer period based on the same theories in their prior complaint and additional legal and factual theories. Counsel for the Injunctive Class Plaintiffs filed a new complaint based on factual and legal theories similar to those pleaded by the Damages Class Plaintiffs.

On January 16, 2019, BBD and the other bank defendants moved to dismiss the Injunctive Class Plaintiffs’ claims. On November 20, 2019, the Court denied the bank defendants’ motion to dismiss. BBD and the other bank defendants filed answers to the complaint on May 18, 2020. On December 18, 2020, the Injunctive Class Plaintiffs moved to certify a class, and the District Court granted the motion for class certification on September 27, 2021. On June 1, 2020, defendants and the Injunctive Class Plaintiffs each moved for summary judgment on various issues; those motions were fully briefed as of December 21, 2020 and were resolved over a series of decisions issued in 2022 through 2024. The motions did not dispose in full or in part any of the Injunctive Class Plaintiffs’ claims.

On September 17, 2018, all defendants entered into a settlement agreement with the Damages Class Plaintiffs to resolve their claims (the “2018 Settlement”). The 2018 Settlement amends and supersedes the 2012 Settlement. The 2018 Settlement resolves the damages claims of the plaintiffs in the interchange fee litigation pending in the District Court, subject to any of those plaintiffs choosing to opt out of the 2018 Settlement and pursue their own actions, with the class plaintiffs agreeing to receive $6.20 billion to settle this matter. BBD has contributed to the class settlement in accordance with the judgment sharing agreements. On December 13, 2019, the District Court granted final approval of the 2018 Settlement (the “2018 Settlement Approval”). Several objectors filed appeals in connection with the 2018 Settlement Approval to the Second Circuit. On March 15, 2023, a Second Circuit panel affirmed substantially all of the 2018 Settlement, but remanded the case back to the District Court for recalculation of a $900,000 service award to the lead plaintiffs that the Second Circuit found to be excessive. On April 25, 2023, the Second Circuit denied a request for panel rehearing or, in the alternative, rehearing en banc. The time for further appeals has passed and the parties are preparing for the administration of the claims process. The deadline for Damages Class Members to submit a claim to the 2018 Settlement was February 4, 2025. A timeline for the distribution of the funds apportioned for the 2018 Settlement remains pending.

On July 20, 2019, forty-five merchants filed an opt-out suit in the Northern District of California, asserting claims against Visa and MasterCard that are generally similar to the claims raised by the Damages Class Plaintiffs. This suit was transferred to the District Court to be coordinated with the MDL No. 1720 proceedings. Since July 2019, several additional opt-out claims have been initiated and transferred to the District Court. While the 2018 Settlement provides that the class settlement fund will be reduced to account for opt-outs, resulting in a refund to BBD of a portion of its share of the class settlement fund provided by the 2018 Settlement, total settlement payments by BBD to opt-out plaintiffs that opt out of the 2018 Settlement may be higher than the amount of that refund. If so, BBD will be liable for its share of the excess over the refund under the terms of a judgment sharing agreement with Visa, MasterCard, and the other payment card issuing bank defendants. As of the date hereof, Visa and MasterCard have settled a number of these additional opt-out actions, and BBD has contributed to the settlement of those actions in accordance with the judgment sharing agreements. One of these opt-out proceedings that was initially transferred to the District Court was transferred to the Northern District of Illinois for trial preparation on July 12, 2024, and trial is currently scheduled to commence in that proceeding in September 2026.

In March 2024, the Injunctive Class Plaintiffs’ and Networks entered into a settlement to resolve the Injunctive Class Plaintiffs’ claims. The District Court declined to preliminarily approve the 2024 Settlement in a decision filed on June 25, 2024. A modified settlement was reached and presented to the District Court for preliminary approval on November 10, 2025. The motion for preliminary approval is fully briefed, and several objections to the settlement were filed. The District Court has scheduled a hearing on the preliminary approval motion and objections for April 20, 2026.

Because of the inherent uncertainties involved in the Injunctive Class Plaintiffs’ claims, the “opt-out” plaintiffs’ actions arising from the 2012 Settlement, and the “opt-out” plaintiffs’ actions arising from the 2018 Settlement, it is too early to reliably estimate the ultimate liability BBD may incur or whether the results could be material to the operation or cash flows of BBD. Any reduction in the interchange fees paid by merchants to banks could adversely impact the business operations of credit card issuers, such as BBD, and could reduce the amount of interchange included in finance charge collections.

Wilmington Trust, National Association (“WTNA”) has provided us with the information immediately below in response to the requirements of Regulation AB. Neither Barclays Dryrock Funding LLC nor its affiliates is a party to such litigation.

On February 3, 2026, certain investors served WTNA with a civil complaint, filed in the Supreme Court of the State of New York, County of New York, for an unspecified amount of damages arising from alleged breaches of contract and duties related to WTNA’s roles as custodian and indenture trustee for certain Tricolor Holdings, LLC asset-backed securitization transactions. The plaintiffs generally assert causes of action related to WTNA’s purported failure to comply with certain provisions related to waterfall payments, servicing transition costs and post-event of default duties and related to WTNA’s purported failure to perform certain actions as custodian with respect to the related receivables. WTNA intends to vigorously defend itself against this legal action. WTNA does not believe that the ultimate resolution of this proceeding, or any other proceedings, would be material to the security holders.

Item 1119 of Regulation AB: Affiliations and Certain Relationships and Related Transactions.

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.

Each of BBD, Barclays Bank PLC (“BBPLC”), U.S. Bank National Association and U.S. Bank Trust Company, National Association (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the Trust. Each Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of, and for the period from January 1, 2025 to December 31, 2025 (or portion thereof, if applicable), which Reports on Assessment are included as exhibits to this Form 10-K. In addition, each Servicing Participant has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K. No Report on Assessment or related Attestation Report has identified: (i) any material instance of noncompliance with the servicing criteria identified in such Report on Assessment as applicable to the related Servicing Participant or (ii) any material deficiency in such Servicing Participant’s policies and procedures to monitor vendor compliance.

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

Date: March 26, 2026

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